Form 10-Q
period 2025-06-30
FB Financial Corp
filed 2025-08-04
CIK 1649749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________
FORM 10-Q
______________________________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of registrant’s Common Stock outstanding as of July 31, 2025 was 53,848,882.

PART I
GLOSSARY OF ABBREVIATIONS AND ACRONYMS
As used in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 (this “Report”), references to “we,” “our,” “us,” “FB Financial,” or “the Company” refer to FB Financial Corporation, a Tennessee corporation, and our wholly-owned banking subsidiary, FirstBank, a Tennessee state-chartered bank, unless otherwise indicated or the context otherwise requires. References to “Bank” or “FirstBank” refer to FirstBank, our wholly-owned banking subsidiary.
The acronyms and abbreviations identified below are used in the Notes to the consolidated financial statements as well as in the Management’s discussion and analysis of financial condition and results of operations. You may find it helpful to refer to this page as you read this Report.

ACL	Allowance for credit losses	FFIEC	Federal Financial Institutions Examination Council
AFS	Available-for-sale	FHLB	Federal Home Loan Bank
ALCO	Asset Liability Management Committee	GAAP	U.S. generally accepted accounting principles
ASC	Accounting Standard Codification	GNMA	Government National Mortgage Association
ASU	Accounting Standard Update	HFI	Held for investment
Bank	FirstBank, subsidiary bank	NIM	Net interest margin
BOLI	Bank-owned life insurance	OREO	Other real estate owned
CD	Certificate of Deposit	PSU	Performance-based restricted stock units
CECL	Current expected credit losses	Report	Form 10-Q for the quarterly period ended June 30, 2025
Company	FB Financial Corporation	ROAA	Return on average assets
CPR	Conditional prepayment rate	ROAE	Return on average common equity
CRE	Commercial real estate	ROATCE	Return on average tangible common equity
ESPP	Employee Stock Purchase Plan	RSU	Restricted stock units
EVE	Economic value of equity	SEC	U.S. Securities and Exchange Commission
FASB	Financial Accounting Standards Board	SOFR	Secured overnight financing rate
FDIC	Federal Deposit Insurance Corporation	Southern States	Southern States Bancshares, Inc.
FDM	Financial Difficulty Modification	TDFI	Tennessee Department of Financial Institutions
Federal Reserve	Board of Governors of the Federal Reserve System

FB Financial Corporation and subsidiaries
Consolidated balance sheets
(Amounts are in thousands except share and per share amounts)

	June 30,	December 31,
	2025 (Unaudited)	2024
ASSETS
Cash and due from banks	$143,317	$120,153
Federal funds sold and reverse repurchase agreements	352,124	125,825
Interest-bearing deposits in financial institutions	670,288	796,510
Cash and cash equivalents	1,165,729	1,042,488
Investments:
Available-for-sale debt securities, at fair value	1,337,565	1,538,008
Federal Home Loan Bank stock, at cost	33,626	32,749
Loans held for sale (includes $123,235 and $95,403 at fair value, respectively)	144,212	126,760
Loans held for investment	9,874,282	9,602,384
Less: allowance for credit losses on loans HFI	148,948	151,942
Net loans held for investment	9,725,334	9,450,442
Premises and equipment, net	147,243	148,899
Operating lease right-of-use assets	47,764	47,963
Interest receivable	50,386	49,611
Mortgage servicing rights, at fair value	153,464	162,038
Bank-owned life insurance	72,686	72,504
Other real estate owned, net	2,998	4,409
Goodwill	242,561	242,561
Core deposit and other intangibles, net	4,475	5,762
Other assets	226,195	233,288
Total assets	$13,354,238	$13,157,482
LIABILITIES
Deposits
Noninterest-bearing	$2,191,903	$2,116,232
Interest-bearing checking	2,325,551	2,906,425
Money market and savings	4,645,552	4,338,483
Customer time deposits	1,721,745	1,380,205
Brokered and internet time deposits	518,719	469,089
Total deposits	11,403,470	11,210,434
Borrowings	164,485	176,789
Operating lease liabilities	59,289	60,024
Accrued expenses and other liabilities	115,771	142,604
Total liabilities	11,743,015	11,589,851
SHAREHOLDERS’ EQUITY
Common stock, $1 par value per share; 75,000,000 shares authorized; 45,807,689 and 46,663,120 shares issued and outstanding, respectively	45,808	46,663
Additional paid-in capital	822,548	860,266
Retained earnings	786,785	762,293
Accumulated other comprehensive loss, net	(44,011)	(101,684)
Total FB Financial Corporation common shareholders’ equity	1,611,130	1,567,538
Noncontrolling interest	93	93
Total equity	1,611,223	1,567,631
Total liabilities and shareholders’ equity	$13,354,238	$13,157,482
See the accompanying notes to the consolidated financial statements.

FB Financial Corporation and subsidiaries
Consolidated statements of income
(Amounts are in thousands, except per share amounts)
(Unaudited)
5

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest income:
Interest and fees on loans	$159,697	$155,379	$312,882	$310,985
Interest on investment securities
Taxable	14,661	11,966	29,132	21,071
Tax-exempt	1,036	1,168	2,069	2,610
Other	6,690	8,900	17,707	18,875
Total interest income	182,084	177,413	361,790	353,541

Interest expense:
Deposits	68,568	71,501	138,817	144,126
Borrowings	2,101	3,297	3,917	7,310
Total interest expense	70,669	74,798	142,734	151,436
Net interest income	111,415	102,615	219,056	202,105
(Reversal of) provision for credit losses on loans HFI	(1,102)	3,940	804	5,792
Provision for (reversal of) credit losses on unfunded commitments	6,439	(1,716)	6,825	(2,786)
Net interest income after provision for credit losses	106,078	100,391	211,427	199,099

Noninterest income:
Mortgage banking income	13,029	11,910	25,455	24,495
Investment services and trust income	3,922	3,387	7,633	6,617
Service charges on deposit accounts	3,392	3,167	6,871	6,308
ATM and interchange fees	2,878	2,814	5,555	5,758
Loss from investment securities, net	(60,549)	—	(60,533)	(16,213)
Gain (loss) on sales or write-downs of premises and equipment, other real estate owned and other assets, net	236	(281)	(389)	284
Other income	2,540	4,611	3,888	6,321
Total noninterest (loss) income	(34,552)	25,608	(11,520)	33,570

Noninterest expenses:
Salaries, commissions and employee benefits	46,631	46,225	94,982	90,843
Occupancy and equipment expense	6,710	6,328	13,307	12,942
Merger and integration costs	2,734	—	3,135	—
Legal and professional fees	2,426	1,979	4,418	3,898
Advertising	2,178	1,859	4,665	3,030
Data processing	2,161	2,286	4,474	4,694
Amortization of core deposit and other intangibles	631	752	1,287	1,541
Other expense	17,790	15,664	34,542	30,565
Total noninterest expense	81,261	75,093	160,810	147,513
(Loss) income before income taxes	(9,735)	50,906	39,097	85,156
Income tax (benefit) expense	(12,652)	10,919	(3,181)	17,219
Net income applicable to FB Financial Corporation and noncontrolling interest	2,917	39,987	42,278	67,937
Net income applicable to noncontrolling interest	8	8	8	8
Net income applicable to FB Financial Corporation	$2,909	$39,979	$42,270	$67,929

Earnings per common share:
Basic	$0.06	$0.85	$0.91	$1.45
Diluted	0.06	0.85	0.91	1.45
See the accompanying notes to the consolidated financial statements.

FB Financial Corporation and subsidiaries
Consolidated statements of comprehensive income
(Amounts are in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$2,917	$39,987	$42,278	$67,937
Other comprehensive income, net of tax:
Net unrealized gain (loss) in available-for-sale securities, net of tax expense (benefit) of $1,190, $485, $4,679 and $(2,947)	3,172	905	12,915	(8,668)
Reclassification adjustment for loss on securities included in net income, net of tax benefit of $15,779, $—, $15,775 and $4,225	44,770	—	44,758	11,988
Net unrealized loss in hedging activities, net of tax benefit of $— , $68, $— and $130	—	(195)	—	(369)
Total other comprehensive income, net of tax	47,942	710	57,673	2,951
Comprehensive income applicable to FB Financial Corporation and noncontrolling interest	50,859	40,697	99,951	70,888
Comprehensive income applicable to noncontrolling interest	8	8	8	8
Comprehensive income applicable to FB Financial Corporation	$50,851	$40,689	$99,943	$70,880
See the accompanying notes to the consolidated financial statements.

FB Financial Corporation and subsidiaries
Consolidated statements of changes in shareholders’ equity
(Amounts are in thousands except per share amounts)
(Unaudited)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss, net	Total common shareholders’ equity	Noncontrolling interest	Total shareholders’ equity
Balance at March 31, 2024:	$46,897	$866,803	$698,310	$(132,484)	$1,479,526	$93	$1,479,619
Net income attributable to FB Financial Corporation and noncontrolling interest	—	—	39,979	—	39,979	8	39,987
Other comprehensive income, net of taxes	—	—	—	710	710	—	710
Repurchase of common stock	(353)	(12,346)	—	—	(12,699)	—	(12,699)
Stock-based compensation expense	3	2,087	—	—	2,090	—	2,090
Restricted stock units vested, net of taxes	91	(1,149)	—	—	(1,058)	—	(1,058)
Performance-based restricted stock units vested, net of taxes	5	(4)	—	—	1	—	1
Dividends declared ($0.17 per share)	—	—	(8,047)	—	(8,047)	—	(8,047)
Noncontrolling interest distribution	—	—	—	—	—	(8)	(8)
Balance at June 30, 2024	$46,643	$855,391	$730,242	$(131,774)	$1,500,502	$93	$1,500,595

Balance at March 31, 2025:	$46,515	$854,715	$792,685	$(91,953)	$1,601,962	$93	$1,602,055
Net income attributable to FB Financial Corporation and noncontrolling interest	—	—	2,909	—	2,909	8	2,917
Other comprehensive income, net of taxes	—	—	—	47,942	47,942	—	47,942
Repurchase of common stock	(811)	(33,443)	—	—	(34,254)	—	(34,254)
Stock-based compensation expense	3	2,979	—	—	2,982	—	2,982
Restricted stock units vested, net of taxes	101	(1,703)	—	—	(1,602)	—	(1,602)
Dividends declared ($0.19 per share)	—	—	(8,809)	—	(8,809)	—	(8,809)
Noncontrolling interest distribution	—	—	—	—	—	(8)	(8)
Balance at June 30, 2025:	$45,808	$822,548	$786,785	$(44,011)	$1,611,130	$93	$1,611,223

FB Financial Corporation and subsidiaries
Consolidated statements of changes in shareholders’ equity
(Amounts are in thousands except per share amounts)
(Unaudited)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss, net	Total common shareholders’ equity	Noncontrolling interest	Total shareholders’ equity
Balance at December 31, 2023:	$46,849	$864,258	$678,412	$(134,725)	$1,454,794	$93	$1,454,887
Net income attributable to FB Financial Corporation and noncontrolling interest	—	—	67,929	—	67,929	8	67,937
Other comprehensive income, net of taxes	—	—	—	2,951	2,951	—	2,951
Repurchase of common stock	(353)	(12,346)	—	—	(12,699)	—	(12,699)
Stock-based compensation expense	4	4,906	—	—	4,910	—	4,910
Restricted stock units vested, net of taxes	102	(1,441)	—	—	(1,339)	—	(1,339)
Performance-based restricted stock units vested, net of taxes	30	(374)	—	—	(344)	—	(344)
Shares issued under employee stock purchase program	11	388	—	—	399	—	399
Dividends declared ($0.34 per share)	—	—	(16,099)	—	(16,099)	—	(16,099)
Noncontrolling interest distribution	—	—	—	—	—	(8)	(8)
Balance at June 30, 2024:	$46,643	$855,391	$730,242	$(131,774)	$1,500,502	$93	$1,500,595

Balance at December 31, 2024:	$46,663	$860,266	$762,293	$(101,684)	$1,567,538	$93	$1,567,631
Net income attributable to FB Financial Corporation and noncontrolling interest	—	—	42,270	—	42,270	8	42,278
Other comprehensive income, net of taxes	—	—	—	57,673	57,673	—	57,673
Repurchase of common stock	(1,020)	(43,126)	—	—	(44,146)	—	(44,146)
Stock-based compensation expense	4	7,809	—	—	7,813	—	7,813
Restricted stock units vested, net of taxes	120	(2,163)	—	—	(2,043)	—	(2,043)
Performance-based restricted stock units vested, net of taxes	33	(654)	—	—	(621)	—	(621)
Shares issued under employee stock purchase program	8	416	—	—	424	—	424
Dividends declared ($0.38 per share)	—	—	(17,778)	—	(17,778)	—	(17,778)
Noncontrolling interest distribution	—	—	—	—	—	(8)	(8)
Balance at June 30, 2025:	$45,808	$822,548	$786,785	$(44,011)	$1,611,130	$93	$1,611,223
See the accompanying notes to the consolidated financial statements.

FB Financial Corporation and subsidiaries
Consolidated statements of cash flows
(Amounts are in thousands)
(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income applicable to FB Financial Corporation and noncontrolling interest	$42,278	$67,937
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed assets and software	5,635	5,702
Amortization of core deposit and other intangibles	1,287	1,541
Amortization of issuance costs on subordinated debt	194	193
Capitalization of mortgage servicing rights	(1,649)	(2,649)
Net change in fair value of mortgage servicing rights	10,223	2,393
Stock-based compensation expense	7,813	4,910
Provision for credit losses on loans HFI	804	5,792
Provision for (reversal of) credit losses on unfunded commitments	6,825	(2,786)
Provision for mortgage loan repurchases	95	125
Amortization (accretion) of discounts and premiums on acquired loans, net	60	(548)
(Accretion) amortization of premiums and discounts on securities, net	(1,235)	2,440
Loss from investment securities, net	60,533	16,213
Originations of loans held for sale	(642,515)	(595,813)
Proceeds from sale of loans held for sale	632,634	575,246
Gain on sale and change in fair value of loans held for sale	(18,742)	(17,209)
Net loss (gain) on write-downs of premises and equipment, other real estate owned and other assets	389	(284)
Provision for deferred income taxes	1,332	(47)
Equity method investment loss	1,175	—
Earnings on bank-owned life insurance	(872)	(2,911)
Changes in:
Operating lease assets and liabilities, net	(536)	(539)
Other assets and interest receivable	(16,584)	(1,765)
Accrued expenses and other liabilities	(33,820)	8,950
Net cash provided by operating activities	55,324	66,891
Cash flows from investing activities:
Activity in available-for-sale securities:
Sales	266,454	207,882
Maturities, prepayments and calls	134,661	134,236
Purchases	(181,843)	(366,579)
Net change in loans	(279,745)	94,773
Net (purchases) redemptions of FHLB stock	(877)	1,160
Purchases of premises and equipment	(5,069)	(3,861)
Proceeds from the sale of premises and equipment	1,850	287
Proceeds from the sale of other real estate owned	4,412	1,434
Proceeds from the sale of other assets	665	550
Proceeds from bank-owned life insurance	690	—
Net cash (used in) provided by investing activities	(58,802)	69,882
Cash flows from financing activities:
Net increase (decrease) in deposits	193,036	(84,782)
Net decrease in securities sold under agreements to repurchase and federal funds purchased	(2,068)	(31,963)
Stock-based compensation withholding payments	(2,664)	(1,683)
Net proceeds from sale of common stock under employee stock purchase program	424	399
Repurchase of common stock	(44,146)	(12,699)
Dividends paid on common stock	(17,568)	(15,916)
Dividend equivalent payments made upon vesting of equity compensation	(287)	(151)
Noncontrolling interest distribution	(8)	(8)
Net cash provided by (used in) financing activities	126,719	(146,803)
Net change in cash and cash equivalents	123,241	(10,030)
Cash and cash equivalents at beginning of the period	1,042,488	810,932
Cash and cash equivalents at end of the period	$1,165,729	$800,902

FB Financial Corporation and subsidiaries
Consolidated statements of cash flows (continued)
(Amounts are in thousands)
(Unaudited)

	Six Months Ended June 30,
	2025	2024
Supplemental cash flow information:
Interest paid	$145,025	$150,100
Taxes paid, net	11,659	20,134
Supplemental noncash disclosures:
Transfers from loans to other real estate owned	$3,297	$2,400
Transfers from loans to other assets	2,927	1,831
Transfers from loans to loans held for sale	3,962	167
Transfers from loans held for sale to loans	4,753	40
Loans provided for sales of other assets	1,444	416
(Decrease) increase in rebooked GNMA loans under optional repurchase program	(10,380)	1,125
Dividends declared not paid on restricted stock units and performance stock units	210	183
Right-of-use assets obtained in exchange for operating lease liabilities	2,119	—
See the accompanying notes to the consolidated financial statements.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
(Unaudited)

Note (1)—Basis of presentation
Overview and presentation
FB Financial Corporation is a financial holding company headquartered in Nashville, Tennessee. The Company operates primarily through its wholly-owned subsidiary bank, FirstBank and its subsidiaries. As of June 30, 2025, the Bank had 78 full-service branches throughout Tennessee, Alabama, Kentucky and Georgia, and provided commercial and consumer banking services to the Asheville, North Carolina market.
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
In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported results of operations for the reporting periods and the related disclosures. Although management’s estimates contemplate current conditions and how they are expected to change in the future, it is reasonably possible that actual conditions could vary from those anticipated, which could cause the Company’s financial condition and results of operations to vary significantly from those estimates.
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

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
(Unaudited)
The following is a summary of the basic and diluted earnings per common share calculations for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Basic earnings per common share:
Earnings available to common shareholders	$2,909	$39,979	$42,270	$67,929
Weighted average basic shares outstanding	45,946,428	46,762,488	46,308,551	46,818,685
Basic earnings per common share	$0.06	$0.85	$0.91	$1.45
Diluted earnings per common share:
Earnings available to common shareholders	$2,909	$39,979	$42,270	$67,929
Weighted average basic shares outstanding	45,946,428	46,762,488	46,308,551	46,818,685
Weighted average diluted shares contingently issuable(1)	232,662	82,655	262,297	92,781
Weighted average diluted shares outstanding	46,179,090	46,845,143	46,570,848	46,911,466
Diluted earnings per common share	$0.06	$0.85	$0.91	$1.45
(1) Excludes 176,589 restricted stock units outstanding considered to be antidilutive for the three months ended June 30, 2025 and 36,507 and 2,412 restricted stock units outstanding considered to be antidilutive for the three and six months ended June 30, 2024, respectively. There were no such restricted units outstanding for the six months ended June 30, 2025.

Recently modified accounting polices:
During the three months ended June 30, 2025, the Company modified the below referenced existing accounting policies around changes to the estimation techniques and certain related inputs and assumptions used in estimating its expected credit losses on its loan portfolios and unfunded commitments. These changes represent a change in accounting estimate under ASC 250, “Accounting Changes and Error Corrections”, and are applied prospectively in the period of change and did not have a material effect on the Company’s consolidated financial statements.
(A) Allowance for credit losses
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
The allowance for credit losses is based on the loan's amortized cost basis, excluding accrued interest receivable, as the Company promptly charges off uncollectible accrued interest receivable. Management’s determination of the appropriateness of the allowance is based on periodic evaluation of the loan portfolio, lending-related commitments and other relevant factors, including macroeconomic forecasts and historical loss rates. The Company’s estimates of credit losses incorporate forward-looking macroeconomic projections throughout the reasonable and supportable forecast period and the subsequent historical reversion at the macroeconomic variable input level. The contractual term of the loan is adjusted for estimated prepayments based on market information and the Company’s prepayment history is incorporated in the estimate of the life of a loan. In the future, the Company may update information and forecasts that may cause significant changes in the estimate in those future quarters.
Prior to June 30, 2025, the Company calculated its expected credit loss estimate using a lifetime loss rate methodology. The Company utilized probability-weighted forecasts, which considered multiple macroeconomic variables from Moody’s that were applicable to each type of loan. Refer to Note 1, “Basis of presentation and summary of significant accounting policies” in the Company's Annual Report on Form 10-K for the year ended December 31, 2024, for a detailed discussion regarding ACL methodology.
Following a periodic review of its credit loss estimation process, the Company concluded that a discounted cash flow estimation technique, adjusted for current conditions and reasonable and supportable forecasts, is a more preferred approach for estimating the expected credit losses of its loan segments, except consumer and other loans, which as of June 30, 2025, utilize the weighted average remaining maturity loss rate technique. The applicable CECL estimation technique is used to estimate the expected credit loss for off-balance sheet commitments for each loan segment. As part of the updates to estimation techniques, management updated certain related inputs and assumptions used to estimate the expected credit loss. The Company determined that the use of the updated estimate techniques and related inputs

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
(Unaudited)
and assumptions enhances the transparency, accuracy and relevance of information relating to its allowance for credit losses through the application of data and calculations more clearly calibrated to the Company’s historical experience, the nature of its loan portfolio and unfunded commitments, and expectations for future economic conditions and corresponding expected credit losses.
The changes in the estimation techniques and certain related inputs and assumptions used in the determination of the Company’s expected credit losses on its loan portfolio and unfunded commitments did not have a material impact to the Company’s operating results and financial condition. The provision for credit losses for the three and six months ended June 30, 2025, reflects this change in estimate and is accounted for prospectively. CECL estimates, similar to the Company’s other significant estimates, utilize inputs and assumptions that are subject to inherent estimation uncertainties and the Company may update inputs and assumptions based on portfolio composition, performance data, economic forecasts or other CECL components, consistent with the requirements of ASC 326, that may cause significant changes in CECL estimates in the future periods.
The discounted cash flow estimation technique pairs loan-level contractual term information including maturity date, payment amount and interest rate with pool level assumptions such as default rates, severity rates and prepayment speeds to estimate expected cash flows for the pool. The Company continues to utilize Moody’s forecast inputs to forecast losses during the reasonable and supportable period and reversion period that provided the strongest correlation to the Company and its peers’ historical losses. Examples of these forecast inputs include national unemployment, national housing price index, national commercial real estate index and prime rates. All significant model assumptions are recalibrated at least annually and approved by the ACL Committee.
For calculation purposes, the Company disaggregates the portfolio utilizing segmentation based primarily on FFIEC Call report segmentation, specifically following call code loan categorization. Portfolio segments may consist of multiple call codes or subsets of call codes where specific risk characteristics can be identified and segregated for modeling purposes. The primary portfolio segments include:
Commercial and industrial loans. Commercial and industrial loans are typically made to small and medium-sized manufacturing, wholesale, retail and service businesses, and farmers for working capital and operating needs and business expansions. This category also includes loans secured by manufactured housing receivables made primarily to manufactured housing communities. Commercial and industrial loans generally include lines of credit and loans with maturities of five years or less. Commercial and industrial loans are generally made with operating cash flows as the primary source of repayment, but also include collateralization by inventory, accounts receivable, equipment and personal guarantees. This loan segment also includes the Company’s farmland and agriculture loans are underwritten with various terms and payment schedules and are generally collateralized by real estate, crop production, or other related assets.
Construction loans. Construction loans include commercial construction, land acquisition and land development loans and single-family interim construction loans to small and medium-sized businesses and individuals. These loans are generally secured by the land, or the real property being built and are made based on the Company’s assessment of the value of the property on an as-completed basis and repayment depends upon project completion and sale, refinancing, or operation of the real estate.
1-4 family mortgage loans. The Company’s residential real estate 1-to-4 family mortgage loans are primarily made with respect to and secured by single family homes in a first lien position which are both owner-occupied and investor owned. This pool also includes 100% financed mortgages that consist of 1-to-4 family mortgages that are originated under a 100% financing program for first time home buyers. 100% financed mortgages loans are further evaluated separately from the 1-4 family mortgage pool due to high initial loan value. This pool also includes the Company’s manufactured housing loans secured by real estate collateral. Repayment of loans in this loan segment are primarily dependent upon the cash flow of the borrower and the value of the property.
Residential line of credit loans. The Company’s residential line of credit loans includes junior liens consist of revolving lines of credit and term notes that are typically not in first position for liquidation preference. Repayment depends primarily on the cash flow of the borrower as well as the value of the real estate collateral.
Multi-family residential loans. The Company’s multi-family residential loans are primarily secured by multi-family properties, such as apartments and condominium buildings. Repayment depends primarily upon the cash flow of the borrower as well as the value of the real estate collateral.
Commercial real estate owner-occupied loans. The Company’s commercial real estate owner-occupied loans include loans to finance commercial real estate owner occupied properties for various purposes including use as offices,

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
(Unaudited)
warehouses, production facilities, health care facilities, retail centers, restaurants, and church facilities. Commercial real estate owner-occupied loans are typically repaid through the ongoing business operations of the borrower.
Commercial real estate non-owner occupied loans. The Company’s commercial real estate non-owner occupied loans include loans to finance commercial real estate investment properties for various purposes including use as offices, warehouses, health care facilities, hotels, mixed-use residential/commercial, manufactured housing communities, retail centers, multifamily properties, and assisted living facilities. Commercial real estate non-owner occupied loans are typically repaid with the funds received from the sale or refinancing of the property or rental income from such property.
Consumer and other loans. The Company’s consumer and other loans include loans to individuals for personal, family and household purposes, including car, boat and other recreational vehicle loans and personal lines of credit. Consumer loans are generally secured by vehicles and other household goods, with repayment depending primarily on the cash flow of the borrower. Consumer and other loans also include manufactured housing loans which are comprised of loans collateralized by manufactured housing not secured by real estate. These manufacturing housing loans exhibit risk characteristics similar to both 1-to-4 family loans and consumer loans and are therefore further evaluated in a separate pool. Repayment is dependent upon the cash flow of the borrower and the value of the property. Other loans include municipal loans to states and political subdivisions in the U.S. and are repaid through tax revenues or refinancing.
The discounted cash flow models estimate the net present value and is compared to the amortized cost of the pool with the resulting difference between the net present value and amortized cost as the initial modeled quantitative expected credit loss estimate for such pools.
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
A loan may require an individual evaluation when it is placed on nonaccrual status or no longer exhibits similar risk characteristics. These risk characteristics may include payment performance, internal or external credit scores, collateral type, effective interest rate or term among others. A loan is deemed collateral-dependent when the borrower is experiencing financial difficulty and the repayment is expected to be primarily through sale or operation of the collateral. The allowance for credit losses for collateral-dependent loans as well as loans where foreclosure is probable is calculated as the amount for which the amortized cost basis exceeds fair value of the underlying collateral. Fair value is determined based on appraisals performed by qualified appraisers and reviewed by qualified personnel. In cases where repayment is to be provided substantially through the sale of collateral, the Company reduces the fair value by the estimated costs to sell.
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
(B) Off-balance sheet financial instruments
Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and commercial letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
(Unaudited)
loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded, unless considered derivatives.
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
See Note 8, “Commitments and contingencies” for additional details related to the Company's off-balance sheet financial instruments.
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
In December 2023, the FASB issued ASU 2023-08, “Intangibles – Goodwill and Other-Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets.” This update requires entities to present crypto assets measured at fair value separately from other intangible assets on the balance sheet and reflect changes from remeasurement in net income. Additionally, an entity that receives crypto assets as noncash consideration in the ordinary course of business and converts them nearly immediately into cash is required to classify those cash receipts as cash flows from operating activities. Lastly, the update requires entities to provide interim and annual disclosures about the types of crypto assets they hold and any changes in their holdings of crypto assets. This guidance became effective January 1, 2025. Currently, the Company does not hold or facilitate transactions with crypto-assets; however, if circumstances change the Company will evaluate any crypto-asset activities and the applicable financial statement and disclosure requirements in accordance with the guidance.
Newly issued not yet effective accounting standards:
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The amendments in this update enhance the transparency and decision usefulness of income tax disclosures. This ASU requires disclosures of specific categories and disaggregation of information in the rate reconciliation table. The ASU also requires disclosure of disaggregated information related to income taxes paid, income or loss from continuing operations before income tax expense or benefit, and income tax expense or benefit from continuing operations. The requirements of the ASU are effective for annual periods beginning after December 15, 2024. Early adoption is permitted, and the amendments should be applied on a prospective basis. Retrospective application is permitted. While the Company continues to evaluate the impact, ASU 2023-09 is not expected to have a material impact on the Company’s income tax disclosures.
In November 2024, the FASB issued ASU 2024-03, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” This update is intended to provide investors more detailed disclosures around specific types of expenses. This ASU requires certain details for expenses presented on the face of the consolidated statements of income as well as selling expenses to be presented in the notes to the consolidated financial statements. This update is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The disclosure updates are required to be applied prospectively with the option for retrospective application. The Company is evaluating the impact this will have on the Company's consolidated financial statements and related disclosures.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
(Unaudited)
Subsequent events
Southern States Bancshares Inc. merger
On March 31, 2025, the Company announced it had entered into an agreement and plan of merger to acquire Southern States Bancshares Inc. and its wholly-owned subsidiary, Southern States Bank, in an all-stock transaction.
On July 1, 2025, the Company completed its acquisition of Southern States. This merger strengthens the Company’s presence in existing markets, such as Birmingham and Huntsville, Alabama, while expanding the Company’s footprint further into Alabama and Georgia. At closing, Southern States had $2,871,062 in total assets, loans of $2,319,327 and deposits of $2,469,594. Under the terms of the agreement, each outstanding share of Southern States common stock was converted into the right to receive 0.80 shares of the Company’s stock. Additionally, fractional shares and outstanding stock options were settled in cash. As a result, total consideration paid was $368,355 based on the Company’s closing stock price of $45.30 per share on June 30, 2025. The Company expects system conversions related to the transaction to be completed in the third quarter of 2025.
Note (2)—Investment securities
The following tables summarize the amortized cost, allowance for credit losses and fair value of the AFS debt securities and the corresponding amounts of unrealized gains and losses recognized in accumulated other comprehensive loss, net at June 30, 2025 and December 31, 2024:

	June 30, 2025
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses on investments	Fair Value
Investment Securities
AFS debt securities
U.S. government agency securities	$642,433	$681	$(850)	$—	$642,264
Mortgage-backed securities - residential	577,970	64	(36,691)	—	541,343
Mortgage-backed securities - commercial	9,362	—	(610)	—	8,752
Municipal securities	170,062	43	(25,877)	—	144,228
Corporate securities	1,000	—	(22)	—	978
Total	$1,400,827	$788	$(64,050)	$—	$1,337,565

	December 31, 2024
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses on investments	Fair Value
Investment Securities
AFS debt securities
U.S. government agency securities	$564,752	$172	$(1,917)	$—	$563,007
Mortgage-backed securities - residential	927,883	393	(117,277)	—	810,999
Mortgage-backed securities - commercial	15,965	—	(1,108)	—	14,857
Municipal securities	169,498	20	(21,661)	—	147,857
U.S. Treasury securities	299	—	—	—	299
Corporate securities	1,000	—	(11)	—	989
Total	$1,679,397	$585	$(141,974)	$—	$1,538,008
The components of amortized cost for AFS debt securities on the consolidated balance sheets exclude accrued interest receivable since the Company elected to present accrued interest receivable separately on the consolidated balance sheets. As of June 30, 2025 and December 31, 2024, total accrued interest receivable on AFS debt securities was $5,379 and $6,401, respectively.
AFS debt securities pledged at June 30, 2025 and December 31, 2024 had carrying amounts of $790,211 and $937,043, respectively, and were pledged to secure public deposits and repurchase agreements.
Within AFS debt securities, there were no aggregate holdings of any single issuer, other than U.S. Government sponsored enterprises, in an amount greater than 10% of shareholders’ equity during any period presented.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
(Unaudited)
AFS debt securities transactions are recorded as of the trade date. At June 30, 2025 and December 31, 2024, there were no trade date receivables nor payables that related to sales or purchases settled after period end.
The following tables show gross unrealized losses on AFS debt securities for which an allowance for credit losses has not been recorded at June 30, 2025 and December 31, 2024, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	June 30, 2025
	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
U.S. government agency securities	$286,027	$(655)	$29,559	$(195)	$315,586	$(850)
Mortgage-backed securities - residential	307,687	(3,453)	167,794	(33,238)	475,481	(36,691)
Mortgage-backed securities - commercial	—	—	8,752	(610)	8,752	(610)
Municipal securities	13,341	(333)	126,009	(25,544)	139,350	(25,877)
Corporate securities	—	—	978	(22)	978	(22)
Total	$607,055	$(4,441)	$333,092	$(59,609)	$940,147	$(64,050)

	December 31, 2024
	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
U.S. government agency securities	$494,885	$(1,908)	$714	$(9)	$495,599	$(1,917)
Mortgage-backed securities - residential	209,078	(8,956)	441,502	(108,321)	650,580	(117,277)
Mortgage-backed securities - commercial	2,222	(19)	12,635	(1,089)	14,857	(1,108)
Municipal securities	34,059	(2,376)	110,173	(19,285)	144,232	(21,661)
Corporate securities	—	—	989	(11)	989	(11)
Total	$740,244	$(13,259)	$566,013	$(128,715)	$1,306,257	$(141,974)
As of June 30, 2025 and December 31, 2024, the Company’s AFS debt securities portfolio consisted of 255 and 271 individual securities, 221 and 248 of which were in an unrealized loss position, respectively.
The majority of the investment portfolio was either government guaranteed, an issuance of a government sponsored entity or highly rated by major credit rating agencies, and the Company has historically not recorded any credit losses associated with these investments. Municipal debt securities with market values below amortized cost at June 30, 2025 were reviewed for material credit events and/or rating downgrades with individual credit reviews performed. The issuers of these AFS debt securities continue to make timely principal and interest payments under the contractual terms of the securities and the issuers will continue to be observed as a part of the Company’s ongoing credit monitoring. As such, as of June 30, 2025 and December 31, 2024, it was determined that all AFS debt securities that experienced a decline in fair value below amortized cost basis were due to noncredit-related factors. Further, it is not likely that the Company will be required to sell these securities before recovery of their amortized cost basis. Therefore, there was no allowance for credit losses recognized on AFS debt securities as of June 30, 2025 or December 31, 2024. Periodically, AFS debt securities may be sold, or the composition of the portfolio realigned to improve yields, quality or marketability, or to implement changes in investment or asset/liability strategy, including maintaining collateral requirements and raising funds for liquidity purposes or preparing for anticipated changes in market interest rates.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
(Unaudited)
The amortized cost and fair value of AFS debt securities by contractual maturity as of June 30, 2025 and December 31, 2024 are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30,		December 31,
	2025		2024
	Available-for-sale		Available-for-sale
	Amortized cost	Fair Value	Amortized cost	Fair Value
Due in one year or less	$200	$200	$849	$847
Due in one to five years	6,255	6,224	4,186	4,600
Due in five to ten years	298,300	296,048	225,954	222,943
Due in over ten years	508,740	484,998	504,560	483,762
	813,495	787,470	735,549	712,152
Mortgage-backed securities - residential	577,970	541,343	927,883	810,999
Mortgage-backed securities - commercial	9,362	8,752	15,965	14,857
Total AFS debt securities	$1,400,827	$1,337,565	$1,679,397	$1,538,008
Sales and other dispositions of AFS debt securities were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Proceeds from sales	$266,454	$—	$266,454	$207,882
Proceeds from maturities, prepayments and calls	59,801	67,609	134,661	134,236
Gross realized gains	88	—	104	90
Gross realized losses	60,637	—	60,637	16,303
Equity Securities
The Company has equity securities without a readily determinable market value included in other assets on the consolidated balance sheets with carrying amounts of $25,767 and $23,459 at June 30, 2025 and December 31, 2024, respectively. Additionally, the Company had $33,626 and $32,749 of FHLB stock carried at cost at June 30, 2025 and December 31, 2024, respectively, included separately from the other equity securities discussed above.
Equity method investment
The Company holds equity securities of a privately held entity which originates manufactured housing loans through utilization of its proprietary technology. As of June 30, 2025 and December 31, 2024, the Company has the ability to exercise significant influence over this entity and therefore accounts for the equity securities under the equity method. Under this method, the carrying value of the investment is adjusted to reflect the Company’s proportionate share of the investee's profit or loss. This investment is reported in other assets on the consolidated balance sheets with carrying amounts of $18,795 and $19,970 as of June 30, 2025 and December 31, 2024, respectively. The Company's investment includes a basis difference of $17,103, which is accounted for as equity method goodwill.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
(Unaudited)
Note (3)—Loans and allowance for credit losses on loans HFI
Loans outstanding as of June 30, 2025 and December 31, 2024, by class of financing receivable are as follows:

	June 30,	December 31,
	2025	2024
Commercial and industrial	$1,788,911	$1,691,213
Construction	1,022,678	1,087,732
Residential real estate:
1-to-4 family mortgage	1,660,696	1,616,754
Residential line of credit	641,433	602,475
Multi-family mortgage	587,254	653,769
Commercial real estate:
Owner-occupied	1,370,123	1,357,568
Non-owner occupied	2,198,689	2,099,129
Consumer and other	604,498	493,744
Gross loans	9,874,282	9,602,384
Less: Allowance for credit losses on loans HFI	(148,948)	(151,942)
Net loans	$9,725,334	$9,450,442
As of June 30, 2025 and December 31, 2024, $987,320 and $988,177, respectively, of qualifying residential mortgage loans (including loans held for sale) and $1,723,324 and $1,620,510, respectively, of qualifying commercial mortgage loans were pledged to the FHLB system securing advances against the Bank’s line of credit. Additionally, as of June 30, 2025 and December 31, 2024, qualifying commercial and industrial, construction and consumer loans, of $2,692,689 and $2,561,352, respectively, were pledged to the Federal Reserve under the Borrower-in-Custody program.
The amortized cost of loans HFI on the consolidated balance sheets exclude accrued interest receivable as the Company presents accrued interest receivable separately on the balance sheet. As of June 30, 2025 and December 31, 2024, accrued interest receivable on loans HFI amounted to $42,757 and $40,970, respectively.
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

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
(Unaudited)
The following tables present the credit quality of the Company's commercial type loan portfolio as of June 30, 2025 and December 31, 2024 and the gross charge-offs for the six months ended June 30, 2025 and the year ended December 31, 2024 by year of origination. Revolving loans are presented separately. Management considers the guidance in ASC 310-20 when determining whether a modification, extension, or renewal constitutes a current period origination.

As of and for the six months ended June 30, 2025	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial and industrial
Pass	$134,434	$176,807	$161,399	$98,991	$45,240	$106,721	$995,651	$1,719,243
Special Mention	59	1,800	2,193	2,091	136	5,246	27,839	39,364
Classified	149	65	204	15,673	1,697	6,108	6,408	30,304
Total	134,642	178,672	163,796	116,755	47,073	118,075	1,029,898	1,788,911
Current-period gross charge-offs	—	—	54	—	—	2,314	603	2,971
Construction
Pass	105,995	186,906	65,142	249,476	84,739	67,132	204,970	964,360
Special Mention	—	—	780	11,663	39	16	—	12,498
Classified	—	154	2,917	20,410	253	8,064	14,022	45,820
Total	105,995	187,060	68,839	281,549	85,031	75,212	218,992	1,022,678
Current-period gross charge-offs	—	—	—	—	—	—	—	—
Residential real estate:
Multi-family mortgage
Pass	16,921	17,080	3,709	192,237	204,404	118,911	24,410	577,672
Special Mention	—	—	—	—	—	—	—	—
Classified	—	—	—	—	9,564	18	—	9,582
Total	16,921	17,080	3,709	192,237	213,968	118,929	24,410	587,254
Current-period gross charge-offs	—	—	—	—	—	—	—	—
Commercial real estate:
Owner occupied
Pass	87,430	178,509	98,884	245,159	199,869	431,728	102,403	1,343,982
Special Mention	—	—	—	1,152	6,273	6,392	170	13,987
Classified	—	—	—	5,889	265	5,613	387	12,154
Total	87,430	178,509	98,884	252,200	206,407	443,733	102,960	1,370,123
Current-period gross charge-offs	—	—	—	—	—	—	17	17
Non-owner occupied
Pass	106,405	199,184	47,425	500,050	448,941	781,611	94,785	2,178,401
Special Mention	—	—	4,800	—	498	10,151	—	15,449
Classified	—	—	—	—	—	4,839	—	4,839
Total	106,405	199,184	52,225	500,050	449,439	796,601	94,785	2,198,689
Current-period gross charge-offs	—	—	—	—	—	—	—	—
Total commercial loan types
Pass	451,185	758,486	376,559	1,285,913	983,193	1,506,103	1,422,219	6,783,658
Special Mention	59	1,800	7,773	14,906	6,946	21,805	28,009	81,298
Classified	149	219	3,121	41,972	11,779	24,642	20,817	102,699
Total	$451,393	$760,505	$387,453	$1,342,791	$1,001,918	$1,552,550	$1,471,045	$6,967,655
Current-period gross charge-offs	$—	$—	$54	$—	$—	$2,314	$620	$2,988

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
The following tables present the credit quality by classification (performing or nonperforming) of the Company’s consumer type loan portfolio as of June 30, 2025 and December 31, 2024 and the gross charge-offs for the six months ended June 30, 2025 and the year ended December 31, 2024 by year of origination. Revolving loans are presented separately. Management considers the guidance in ASC 310-20 when determining whether a modification, extension, or renewal constitutes a current period origination.

As of and for the six months ended June 30, 2025	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
Residential real estate:
1-to-4 family mortgage
Performing	$158,292	$205,150	$147,513	$417,939	$338,939	$368,099	$—	$1,635,932
Nonperforming	—	194	907	8,660	6,218	8,785	—	24,764
Total	158,292	205,344	148,420	426,599	345,157	376,884	—	1,660,696
Current-period gross charge-offs	—	—	3	—	—	433	—	436
Residential line of credit
Performing	—	—	—	—	—	—	639,625	639,625
Nonperforming	—	—	—	—	—	—	1,808	1,808
Total	—	—	—	—	—	—	641,433	641,433
Current-period gross charge-offs	—	—	—	—	—	—	—	—
Consumer and other
Performing	94,565	159,522	90,219	74,564	33,020	135,669	627	588,186
Nonperforming	—	2,424	3,520	1,434	2,613	6,320	1	16,312
Total	94,565	161,946	93,739	75,998	35,633	141,989	628	604,498
Current-period gross charge-offs	998	136	76	104	86	521	2	1,923
Total consumer type loans
Performing	252,857	364,672	237,732	492,503	371,959	503,768	640,252	2,863,743
Nonperforming	—	2,618	4,427	10,094	8,831	15,105	1,809	42,884
Total	$252,857	$367,290	$242,159	$502,597	$380,790	$518,873	$642,061	$2,906,627
Current-period gross charge-offs	$998	$136	$79	$104	$86	$954	$2	$2,359

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
(Unaudited)

As of and for the year ended December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Residential real estate:
1-to-4 family mortgage
Performing	$223,520	$165,395	$443,372	$360,188	$129,674	$266,661	$—	$1,588,810
Nonperforming	27	941	7,254	6,357	4,192	9,173	—	27,944
Total	223,547	166,336	450,626	366,545	133,866	275,834	—	1,616,754
Prior-period gross charge-offs	10	54	150	130	67	28	—	439
Residential line of credit
Performing	—	—	—	—	—	—	600,581	600,581
Nonperforming	—	—	—	—	—	—	1,894	1,894
Total	—	—	—	—	—	—	602,475	602,475
Prior-period gross charge-offs	—	—	—	—	—	—	73	73
Consumer and other
Performing	139,684	93,817	76,286	35,507	29,387	102,233	652	477,566
Nonperforming	1,300	1,749	1,686	3,139	2,548	5,755	1	16,178
Total	140,984	95,566	77,972	38,646	31,935	107,988	653	493,744
Prior-period gross charge-offs	1,593	511	302	278	69	298	—	3,051
Total consumer type loans
Performing	363,204	259,212	519,658	395,695	159,061	368,894	601,233	2,666,957
Nonperforming	1,327	2,690	8,940	9,496	6,740	14,928	1,895	46,016
Total	$364,531	$261,902	$528,598	$405,191	$165,801	$383,822	$603,128	$2,712,973
Prior-period gross charge-offs	1,603	565	452	408	136	326	73	3,563
Nonaccrual and Past Due Loans
The following tables represent an analysis of the aging by class of financing receivable as of June 30, 2025 and December 31, 2024:

June 30, 2025	30-89 days past due and accruing interest	90 days or more and accruing interest	Nonaccrual loans	Loans current on payments and accruing interest	Total
Commercial and industrial	$1,127	$124	$2,692	$1,784,968	$1,788,911
Construction	16,494	154	28,872	977,158	1,022,678
Residential real estate:
1-to-4 family mortgage	22,388	16,385	8,379	1,613,544	1,660,696
Residential line of credit	3,347	700	1,108	636,278	641,433
Multi-family mortgage	—	—	9,582	577,672	587,254
Commercial real estate:
Owner occupied	2,248	46	7,861	1,359,968	1,370,123
Non-owner occupied	—	—	3,697	2,194,992	2,198,689
Consumer and other	18,768	4,553	11,759	569,418	604,498
Total	$64,372	$21,962	$73,950	$9,713,998	$9,874,282

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
The following tables provide the amortized cost basis of loans on nonaccrual status, as well as any related allowance as of June 30, 2025 and December 31, 2024 by class of financing receivable.

June 30, 2025	Nonaccrual with no related allowance	Nonaccrual with related allowance
Commercial and industrial	$364	$2,328
Construction	10,688	18,184
Residential real estate:
1-to-4 family mortgage	—	8,379
Residential line of credit	—	1,108
Multi-family mortgage	—	9,582
Commercial real estate:
Owner occupied	6,042	1,819
Non-owner occupied	3,457	240
Consumer and other	—	11,759
Total	$20,551	$53,399

December 31, 2024	Nonaccrual with no related allowance	Nonaccrual with related allowance
Commercial and industrial	$5,294	$4,367
Construction	1,653	9,262
Residential real estate:
1-to-4 family mortgage	1,562	11,063
Residential line of credit	148	1,389
Multi-family mortgage	—	21
Commercial real estate:
Owner occupied	6,415	3,136
Non-owner occupied	2,224	443
Consumer and other	—	12,381
Total	$17,296	$42,062

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
(Unaudited)
The following presents interest income recognized on nonaccrual loans for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Commercial and industrial	$27	$345	$30	$569
Construction	496	79	502	140
Residential real estate:
1-to-4 family mortgage	6	34	6	34
Residential line of credit	24	23	31	39
Multi-family mortgage	166	1	166	1
Commercial real estate:
Owner occupied	—	75	8	124
Non-owner occupied	112	54	112	89
Consumer and other	55	—	59	—
Total	$886	$611	$914	$996
Accrued interest receivable written off as an adjustment to interest income amounted to $1,054 and $1,341 for the three and six months ended June 30, 2025, respectively, and $207 and $408 for the three and six months ended June 30, 2024, respectively.
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
The following tables present the amortized cost of FDM loans as of June 30, 2025 and 2024 by class of financing receivable and type of concession granted that were modified during the three and six months ended June 30, 2025 and 2024.

Three Months Ended June 30, 2025	Payment deferral and term extension	Term Extension	Payment deferral	Total	% of total class of financing receivables
Commercial and industrial	$100	$—	$—	$100	—%
Construction	3,305	—	—	3,305	0.3%
Residential real estate:
1-to-4 family mortgage	—	463	1,833	2,296	0.1%
Total	$3,405	$463	$1,833	$5,701	0.1%

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
(Unaudited)

Six Months Ended June 30, 2025	Payment deferral and term extension	Term Extension	Payment deferral	Interest Rate Reduction	Interest Rate Reduction and Term Extension	Total	% of total class of financing receivables
Commercial and industrial	$100	$149	$—	$—	$—	$249	—%
Construction	3,305	540	—	144	—	3,989	0.4%
Residential real estate:
1-to-4 family mortgage	—	463	1,833	—	—	2,296	0.1%
Consumer and other	—	—	—	—	63	63	—%
Total	$3,405	$1,152	$1,833	$144	$63	$6,597	0.1%

Three Months Ended June 30, 2024	Term extension	Payment deferral and term extension	Interest rate reduction and term extension	Total	% of total class of financing receivables
Consumer and other	18	—	98	116	—%
Total	$18	$—	$98	$116	—%

Six Months Ended June 30, 2024	Term extension	Payment deferral and term extension	Interest rate reduction and term extension	Total	% of total class of financing receivables
Construction	$—	$14,236	$—	$14,236	1.2%
Commercial real estate:
Non-owner occupied	10,351	—	—	10,351	0.5%
Consumer and other	40	—	98	138	—%
Total	$10,391	$14,236	$98	$24,725	0.3%
The following table describes the financial effect of the modifications made to borrowers experiencing financial difficulty:

Three Months Ended June 30, 2025	Weighted average term extension (in months)	Weighted average payment deferral (in months)
Commercial and industrial	4	4
Construction	4	4
Residential real estate:
1-to-4 family mortgage	300	4

Six months ended June 30, 2025	Weighted average term extension (in months)	Weighted average payment deferral (in months)	Weighted average interest rate reduction
Commercial and industrial	23	4	—%
Construction	4	4	2.50%
Residential real estate:
1-to-4 family mortgage	300	4	—%
Consumer and other	13	—	2.00%

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
(Unaudited)

Three Months Ended June 30, 2024	Weighted average term extension (in months)	Weighted average interest rate reduction
Consumer and other	21	1.49%

Six Months Ended June 30, 2024	Weighted average term extension (in months)	Weighted average payment deferral (in months)	Weighted average interest rate reduction
Construction	6	3	—%
Commercial real estate:
Non-owner occupied	6	—	—
Consumer and other	25	—	1.49%
For FDM loans, a subsequent payment default is defined as the earlier of the FDM loans being placed on nonaccrual status or reaching 30 days past due with respect to principal and/or interest payments. During the six months ended June 30, 2025, consumer and other loans of $63 defaulted that were previously modified in the prior 12 months by receiving a combination of interest rate reduction and term extension. In addition, during the six months ended June 30, 2025, construction loans of $143 defaulted that were previously modified in the prior 12 months by receiving a term extension. No financing receivables modified in the preceding twelve months had a payment default during the three months ended June 30, 2025 nor three and six months ended June 30, 2024. At June 30, 2025 and December 31, 2024, the Company did not have any material commitments to lend additional funds to borrowers whose loans were classified as a FDM loan.
The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The tables below depict the performance of loans HFI as of June 30, 2025 and 2024 made to borrowers experiencing financial difficulty that were modified in the prior twelve months.

June 30, 2025	30-89 days past due and accruing interest	90 days or more and accruing interest	Nonaccrual loans(1)	Loans current on payments and accruing interest	Total
Commercial and industrial	$—	$—	$—	$249	$249
Construction	—	—	5,312	683	5,995
Residential real estate:
1-to-4 family mortgage	367	—	—	2,609	2,976
Residential line of credit	—	—	—	29	29
Commercial real estate:
Owner-occupied	—	—	—	—	—
Consumer and other	—	—	—	62	62
Total	$367	$—	$5,312	$3,632	$9,311
(1) Loans were on nonaccrual when modified and subsequently classified as FDM.

June 30, 2024	30-89 days past due and accruing interest	90 days or more and accruing interest	Nonaccrual loans(1)	Loans current on payments and accruing interest	Total
Construction	$—	$—	$—	$14,236	$14,236
Residential real estate:
1-to-4 family mortgage	—	—	24	—	24
Commercial real estate:
Non-owner occupied	—	—	—	10,351	10,351
Consumer and other	—	—	—	138	138
Total	$—	$—	$24	$24,725	$24,749
(1) Loans were on nonaccrual when modified and subsequently classified as FDM.

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

	June 30, 2025
	Type of Collateral
	Real Estate	Land	Business Assets	Total
Commercial and industrial	$1,462	$6	$12	$1,480
Construction	32,672	7,147	—	39,819
Residential real estate:
1-to-4 family mortgage	1,745	—	—	1,745
Multi-family mortgage	9,564	—	—	9,564
Commercial real estate:
Owner occupied	—	6,042	1,687	7,729
Non-owner occupied	4,599	—	—	4,599
Total	$50,042	$13,195	$1,699	$64,936

	December 31, 2024
	Type of Collateral
	Real Estate	Land	Business Assets	Total
Commercial and industrial	$—	$—	$8,492	$8,492
Construction	22,047	1,653	—	23,700
Residential real estate:
1-to-4 family mortgage	1,843	—	—	1,843
Residential line of credit	148	—	—	148
Multi-family mortgage	9,919	—	—	9,919
Commercial real estate:
Owner occupied	—	6,415	—	6,415
Non-owner occupied	6,886	—	—	6,886
Total	$40,843	$8,068	$8,492	$57,403
Allowance for Credit Losses on Loans HFI
As of June 30, 2025, the Company made changes to the estimation techniques and certain related inputs and assumptions used in estimating its expected credit losses on its loan portfolios and unfunded commitments. Prior to the changes, the Company primarily used a lifetime loss rate model to determine the allowance for credit losses. Following a periodic review of its credit loss estimation process, the Company concluded that a discounted cash flow estimation technique, adjusted for current conditions and reasonable and supportable forecasts, is a more preferred approach for estimating expected credit losses of its loan segments, except consumer and other loans, which as of June 30, 2025, utilize the weighted average remaining maturity loss rate technique. The applicable CECL estimation technique is used to estimate the expected credit loss for off-balance sheet commitments for each loan segment. As part of the updates to estimation techniques, management updated certain related inputs and assumptions used to estimate the expected credit loss. The Company determined that the use of the updated estimate techniques and related inputs and assumptions enhances the transparency, accuracy and relevance of information relating to its allowance for credit losses through the application of data and calculations more clearly calibrated to the Company’s historical experience, the nature of its loan portfolio and unfunded commitments, and expectations for future economic conditions and corresponding expected credit losses.
The changes in the estimation techniques and certain related inputs and assumptions used in the determination of the Company’s expected credit losses on its loan portfolio and unfunded commitments did not have a material impact to the Company’s operating results and financial condition. The provision for credit losses for the three and six months ended June 30, 2025, reflects this change in estimate and is accounted for prospectively. Refer to Note 1, “Basis of presentation” in the financial statements for further specific information on the changes.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
(Unaudited)
The Company performed evaluations within its updated qualitative framework, assessing for information not otherwise captured in model loss estimation process. The Company considers the qualitative factors that are relevant to the institution as of the reporting date, which may include, but are not limited to: levels of and trends in delinquencies and performance of loans; levels of and trends in write-offs and recoveries collected; trends in volume and terms of loans; effects of any changes in reasonable and supportable economic forecasts; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and expertise; available relevant information sources that contradict the Company’s own forecast; effects of changes in prepayment expectations or other factors affecting assessments of loan contractual terms; industry conditions; and effects of changes in credit concentrations. The decrease in the allowance for credit losses on loans HFI as of June 30, 2025 compared with December 31, 2024 is primarily the result of the change in the CECL loss estimation methodology and net charge-off activity, partially offset by an increase in the provision for credit losses on loans HFI. The increase in the provision for credit losses on HFI was driven primarily by changes in balances of the underlying loan portfolio coupled with changes in the economic forecast assumptions.
The following tables provide the changes in the allowance for credit losses on loans HFI by class of financing receivable for the three and six months ended June 30, 2025 and 2024:

	Commercial and industrial	Construction	1-to-4 family residential mortgage	Residential line of credit	Multi-family residential mortgage	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Consumer and other	Total
Three Months Ended June 30, 2025
Beginning balance - March 31, 2025	$15,521	$25,652	$26,200	$11,196	$11,416	$12,074	$28,319	$20,153	$150,531
Loans charged off	(70)	—	(433)	—	—	—	—	(951)	(1,454)
Recoveries of loans previously charged-off	173	—	11	1	—	9	528	251	973
Impact of change in accounting estimate for current expected credit losses	3,504	(4,705)	2,717	(3,428)	258	(1,074)	(1,747)	(2,373)	(6,848)
Provision for (reversal of) credit losses on loans HFI	1,143	901	1,767	902	(780)	930	(797)	1,680	5,746
Ending balance - June 30, 2025	$20,271	$21,848	$30,262	$8,671	$10,894	$11,939	$26,303	$18,760	$148,948
Six Months Ended June 30, 2025
Beginning balance - December 31, 2024	$16,667	$31,698	$25,340	$10,952	$10,512	$11,993	$25,531	$19,249	$151,942
Loans charged-off	(2,971)	—	(436)	—	—	(17)	—	(1,923)	(5,347)
Recoveries of loans previously charged-off	215	—	20	1	—	30	529	754	1,549
Impact of change in accounting estimate for current expected credit losses	3,504	(4,705)	2,717	(3,428)	258	(1,074)	(1,747)	(2,373)	(6,848)
Provision for (reversal of) credit losses on loans HFI	2,856	(5,145)	2,621	1,146	124	1,007	1,990	3,053	7,652
Ending balance - June 30, 2025	$20,271	$21,848	$30,262	$8,671	$10,894	$11,939	$26,303	$18,760	$148,948

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
(Unaudited)

	Commercial and industrial	Construction	1-to-4 family residential mortgage	Residential line of credit	Multi-family residential mortgage	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Consumer and other	Total
Three Months Ended June 30, 2024
Beginning balance - March 31 2024	$17,272	$37,308	$26,128	$9,918	$8,973	$10,749	$23,949	$17,370	$151,667
Loans charged off	(26)	—	(293)	—	—	—	—	(594)	(913)
Recoveries of loans previously charged-off	20	—	10	—	—	188	—	143	361
Provision for (reversal of) credit losses on loans HFI	5,264	(3,138)	(214)	179	(163)	375	594	1,043	3,940
Ending balance - June 30, 2024	$22,530	$34,170	$25,631	$10,097	$8,810	$11,312	$24,543	$17,962	$155,055
Six Months Ended June 30, 2024
Beginning balance - December 31, 2023	$19,599	$35,372	$26,505	$9,468	$8,842	$10,653	$22,965	$16,922	$150,326
Loans charged-off	(69)	(92)	(293)	(20)	—	—	—	(1,366)	(1,840)
Recoveries of loans previously charged-off	34	—	66	—	—	228	—	449	777
Provision for (reversal of) credit losses on loans HFI	2,966	(1,110)	(647)	649	(32)	431	1,578	1,957	5,792
Ending balance - June 30, 2024	$22,530	$34,170	$25,631	$10,097	$8,810	$11,312	$24,543	$17,962	$155,055
Note (4)—Other real estate owned
The amount reported as other real estate owned includes property acquired through foreclosure in addition to excess facilities held for sale and is carried at the lower of the carrying amount of the underlying loan or the fair value of the real estate less costs to sell. The following table summarizes the other real estate owned for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Balance at beginning of period	$3,326	$3,613	$4,409	$3,192
Transfers from loans	1,230	1,647	3,297	2,400
Proceeds from sale of other real estate owned	(1,744)	(1,045)	(4,412)	(1,434)
Gain (loss) on sale of other real estate owned	225	(42)	(257)	15
Write-downs and partial liquidations	(39)	—	(39)	—
Balance at end of period	$2,998	$4,173	$2,998	$4,173
Included within the other real estate owned balance above, foreclosed residential real estate properties totaled $1,562 and $2,880 as of June 30, 2025 and December 31, 2024, respectively.
The recorded investment in residential mortgage loans secured by residential real estate properties for which foreclosure proceedings are in process totaled $4,976 and $7,652 as of June 30, 2025 and December 31, 2024, respectively.
Note (5)—Leases
As of June 30, 2025, the Company was the lessee in 47 operating leases and 1 finance lease of certain branch, mortgage and operations locations with original terms greater than one year.
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

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
(Unaudited)
Information related to the Company’s leases is presented below as of June 30, 2025 and December 31, 2024:

		June 30,	December 31,
	Classification	2025	2024
Right-of-use assets:
Operating leases	Operating lease right-of-use assets	$47,764	$47,963
Finance leases	Premises and equipment, net	1,090	1,145
Total right-of-use assets		$48,854	$49,108
Lease liabilities:
Operating leases	Operating lease liabilities	$59,289	$60,024
Finance leases	Borrowings	1,179	1,229
Total lease liabilities		$60,468	$61,253
Weighted average remaining lease term (in years) - operating		10.7	11.0
Weighted average remaining lease term (in years) - finance		9.9	10.4
Weighted average discount rate - operating		3.54%	3.47%
Weighted average discount rate - finance		1.76%	1.76%
The components of total lease expense included in the consolidated statements of income were as follows:

		Three Months Ended		Six Months Ended
		June 30,		June 30,
	Classification	2025	2024	2025	2024
Operating lease costs:
Amortization of right-of-use asset	Occupancy and equipment	$1,945	$1,759	$3,823	$3,686
Short-term lease cost	Occupancy and equipment	74	89	159	186
Variable lease cost	Occupancy and equipment	475	367	969	703
Finance lease costs:
Interest on lease liabilities	Interest expense on borrowings	5	5	10	11
Amortization of right-of-use asset	Occupancy and equipment	28	27	55	55
Sublease income	Occupancy and equipment	(215)	(139)	(420)	(311)
Total lease cost		$2,312	$2,108	$4,596	$4,330
The Company does not separate lease and non-lease components and instead elects to account for them as a single lease component. Variable lease cost primarily represents variable payments such as common area maintenance, utilities, and property taxes.
A maturity analysis of operating and finance lease liabilities and a reconciliation of cash flows to lease liabilities as of June 30, 2025 is as follows:

	Operating	Finance
	Leases	Lease
Lease payments due:
June 30, 2026	$4,330	$61
June 30, 2027	8,660	123
June 30, 2028	8,207	125
June 30, 2029	7,259	127
June 30, 2030	6,264	129
Thereafter	37,636	721
Total undiscounted future minimum lease payments	72,356	1,286
Less: imputed interest	(13,067)	(107)
Lease liabilities	$59,289	$1,179

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
(Unaudited)
Note (6)—Mortgage servicing rights
Changes in the Company’s mortgage servicing rights were as follows for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Carrying value at beginning of period	$156,379	$165,674	$162,038	$164,249
Capitalization	1,228	1,518	1,649	2,649
Change in fair value:
Due to payoffs/paydowns	(3,154)	(3,825)	(6,265)	(6,549)
Due to change in valuation inputs or assumptions	(989)	1,138	(3,958)	4,156
Carrying value at end of period	$153,464	$164,505	$153,464	$164,505
The following table summarizes servicing income and expense, which are included in mortgage banking income and other noninterest expense, respectively, in the consolidated statements of income for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Servicing income	$6,936	$7,316	$14,013	$14,663
Change in fair value of mortgage servicing rights	(4,143)	(2,687)	(10,223)	(2,393)
Change in fair value of derivative hedging instruments	(88)	(1,649)	2,923	(4,984)
Servicing income	2,705	2,980	6,713	7,286
Servicing expenses	1,843	1,933	3,565	3,880
Net servicing income	$862	$1,047	$3,148	$3,406
Data and key economic assumptions, as well as the valuation's sensitivity to interest rate fluctuations, related to the Company’s mortgage servicing rights as of June 30, 2025 and December 31, 2024 are as follows:

	June 30,	December 31,
	2025	2024
Unpaid principal balance of mortgage loans sold and serviced for others	$9,901,599	$10,235,048
Weighted-average prepayment speed (CPR)	6.43%	6.04%
Estimated impact on fair value of a 10% increase	$(4,266)	$(4,213)
Estimated impact on fair value of a 20% increase	$(8,263)	$(8,168)
Discount rate	9.68%	10.2%
Estimated impact on fair value of a 100 bp increase	$(7,195)	$(7,515)
Estimated impact on fair value of a 200 bp increase	$(13,782)	$(14,397)
Weighted-average coupon interest rate	3.62%	3.59%
Weighted-average servicing fee (basis points)	27	27
Weighted-average remaining maturity (in months)	337	336
The sensitivity calculations above are hypothetical changes and should not be considered to be predictive of future performance. Changes in fair value based on adverse changes in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, the effect of an adverse variation in a particular assumption on the fair value of the mortgage servicing rights is calculated without changing any other assumption, while in reality changes in one factor may result in changes in another, which may either magnify or counteract the effect of the change. The derivative instruments utilized by the Company, which were not included in the above sensitivities, would serve to offset the estimated impacts to fair value included in the table above. See Note 9, “Derivatives” for additional information on these derivative instruments.
As of June 30, 2025 and December 31, 2024, the Company held mortgage escrow deposits totaling $114,704 and $68,995, respectively, related to loans sold with servicing retained.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
(Unaudited)
Note (7)—Income taxes
The following table presents a reconciliation of income taxes for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
Federal taxes calculated at statutory rate	$(2,045)	21.0%	$10,691	21.0%	$8,210	21.0%	$17,883	21.0%
(Decrease) increase resulting from:
State taxes, net of federal benefit	(212)	2.2%	77	0.1%	247	0.6%	210	0.2%
(Benefit) expense from stock-based compensation	(246)	2.5%	21	—%	(379)	(1.0)%	76	0.1%
Municipal interest income, net of interest disallowance	(417)	4.3%	(328)	(0.6)%	(813)	(2.1)%	(701)	(0.8)%
Bank-owned life insurance	(89)	0.9%	(521)	(1.0)%	(183)	(0.5)%	(611)	(0.7)%
Section 162(m) limitation	99	(1.0)%	44	0.1%	685	1.8%	204	0.2%
Expiration of the statute of limitations	(8,713)	89.5%	—	—%	(8,713)	(22.3)%	—	—%
Interest on refunds	(1,645)	16.9%	—	—%	(2,591)	(6.6)%	—	—%
Other	616	(6.3)%	935	1.8%	356	1.0%	158	0.2%
Income tax (benefit) expense, as reported	$(12,652)	130.0%	$10,919	21.4%	$(3,181)	(8.1)%	$17,219	20.2%
For the three and six months ended June 30, 2025, a one-time tax benefit of $10,713 was recognized due to the expiration of the statute of limitations with respect to an amended income tax return and the associated interest.
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

	June 30,	December 31,
	2025	2024
Commitments to extend credit, excluding interest rate lock commitments	$2,861,685	$2,770,105
Letters of credit	62,260	69,855
Balance at end of period	$2,923,945	$2,839,960
As of June 30, 2025 and December 31, 2024, unfunded loan commitments included above with floating interest rates totaled $2,665,614 and $2,573,218, respectively.
As of June 30, 2025, a discounted cash flow estimation technique, adjusted for current conditions and reasonable and supportable forecasts, was utilized to estimate the expected credit losses of its loan segments, except consumer and other loans, which as of June 30, 2025, utilize the weighted average remaining maturity loss rate technique. The Company determined that the use of the updated estimate techniques and related inputs and assumptions enhances the transparency, accuracy and relevance of information relating to its allowance for credit losses through the application of data and calculations more clearly calibrated to our historical experience, the nature of its loan portfolio and unfunded commitments, and expectations for future economic conditions and corresponding expected credit losses. See “Note 1, “Basis of presentation” for further discussion on the change in estimate. The changes are accounted for as a change in

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
(Unaudited)
estimate included in the provision for credit losses and did not have a material impact to the Company's operating results and financial condition.
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
The table below presents activity within the allowance for credit losses on unfunded loan commitments included in accrued expenses and other liabilities on the Company’s consolidated balance sheets:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Balance at beginning of period	$6,493	$7,700	$6,107	$8,770
Impact of change in accounting estimate for current expected credit losses	6,452	—	6,452	—
(Reversal of) provision for credit losses on unfunded commitments	(13)	(1,716)	373	(2,786)
Balance at end of period	$12,932	$5,984	$12,932	$5,984
Loan repurchases or indemnifications
In connection with the sale of mortgage loans to third-party private investors or government sponsored agencies, the Company makes representations and warranties as to the propriety of its origination activities, which are typical and customary to these types of transactions. Occasionally, investors require the Company to repurchase loans sold to them or otherwise indemnify the investor against certain losses under the terms of the warranties. When the Company is required to repurchase the loans, the loans are recorded at fair value in loans HFI. The total principal amount of loans repurchased (or indemnified for) was $2,018 and $3,251 for the three and six months ended June 30, 2025, respectively and $1,433 and $3,511 for the three and six months ended June 30, 2024, respectively.
The Company maintains a reserve associated with potential losses on loans previously sold included in accrued expenses and other liabilities on the Company's consolidated balance sheets. The following table summarizes this activity:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Balance at beginning of period	$659	$930	$697	$899
Provision for loan repurchases or indemnifications	77	75	95	125
Losses on loans repurchased or indemnified	(73)	(194)	(129)	(213)
Balance at end of period	$663	$811	$663	$811
Legal Proceedings
Various legal claims arise from time to time in the normal course of business, which, in the opinion of management, will not have a material effect on the Company’s consolidated financial statements.
Note (9)—Derivatives
The Company utilizes derivative financial instruments as part of its ongoing efforts to manage its interest rate risk exposure as well as interest rate exposure for its customers. Derivative financial instruments are included in the consolidated balance sheets line item other assets or other liabilities at fair value in accordance with ASC 815, “Derivatives and Hedging.” See Note 1, “Basis of presentation and summary of significant accounting policies,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 for additional information on the Company’s accounting policies related to derivative instruments and hedging activities.
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
At both June 30, 2025 and December 31, 2024, the Company did not hold any interest rate swaps designated as fair value hedges. The Company did hold interest rate swaps designated as fair value hedges for a period of time during the six months ended June 30, 2024.
During the three and six months ended June 30, 2024, the Company had $1,752 and $3,595, respectively, of amortization expense in interest expense on deposits related to terminated fair value hedges. During the six months ended June 30, 2024, there was $645 of expense included in interest expense on borrowings related to fair value hedges. There was no such expense for the three months ended June 30, 2024.
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
At both June 30, 2025 and December 31, 2024, the Company did not have any interest rate swaps that were designated as cash flow hedges. The Company did hold interest rate swaps designated as cash flow hedges during the six months ended June 30, 2024.
The Company’s consolidated statements of income included income of $275 and $522 for the three and six months ended June 30, 2024 in interest expense on borrowings related to these cash flow hedges, respectively. The cash flow hedges were highly effective during this period and as a result qualified for hedge accounting treatment. As such, no amounts were reclassified from accumulated other comprehensive loss into earnings as a result of hedge ineffectiveness during the period.
For the three and six months ended June 30, 2024, the Company had a loss of $195 and $369, respectively, in other comprehensive income, net of tax benefit of $68 and $130, respectively, for derivative instruments designated as cash flow hedges. No such activity was recorded during the three and six months ended June 30, 2025.
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

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
(Unaudited)
The following tables provide details on the Company’s non-designated derivative financial instruments as of the dates presented:

	June 30, 2025
	Notional Amount	Asset	Liability
Interest rate contracts	$598,390	$23,135	$23,194
Forward commitments	236,000	—	638
Interest rate-lock commitments	127,004	2,322	—
Futures contracts	185,000	2,109	—
Total	$1,146,394	$27,566	$23,832

	December 31, 2024
	Notional Amount	Asset	Liability
Interest rate contracts	$565,152	$29,298	$29,377
Forward commitments	140,000	6	—
Interest rate-lock commitments	65,687	647	—
Futures contracts	217,000	—	3,006
Total	$987,839	$29,951	$32,383
Gains (losses) included in the consolidated statements of income related to the Company’s non-designated derivative financial instruments were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Included in mortgage banking income:
Interest rate lock commitments	$254	$(693)	$1,675	$176
Forward commitments	(114)	334	(323)	434
Futures contracts	(180)	(1,402)	2,131	(4,399)
Total	$(40)	$(1,761)	$3,483	$(3,789)
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

				Gross amounts not offset on the consolidated balance sheets
	Gross amounts recognized	Gross amounts offset on the consolidated balance sheets	Net amounts presented on the consolidated balance sheets	Financial instruments	Financial collateral pledged	Net Amount
June 30, 2025
Derivative financial assets	$18,093	$—	$18,093	$5,104	$—	$12,989
Derivative financial liabilities	$10,503	$—	$10,503	$5,104	$5,399	$—

December 31, 2024
Derivative financial assets	$28,379	$—	$28,379	$1,030	$—	$27,349
Derivative financial liabilities	$9,144	$—	$9,144	$1,030	$8,114	$—

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
(Unaudited)
Collateral Requirements
Most derivative contracts with customers are secured by collateral. Additionally, in accordance with the interest rate agreements with derivative counterparties, the Company may be required to post collateral with these derivative counterparties. As of June 30, 2025 and December 31, 2024, the Company had collateral posted of $24,209 and $20,961, respectively, against its obligations under these agreements. Cash pledged as collateral on derivative contracts is recorded in other assets on the consolidated balance sheets.
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

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
(Unaudited)
The balances and levels of the assets and liabilities measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024 are presented in the following tables:

At June 30, 2025	Quoted prices in active markets for identical assets (liabilities) (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Total
Recurring valuations:
Financial assets:
AFS debt securities:
U.S. government agency securities	$—	$642,264	$—	$642,264
Mortgage-backed securities - residential	—	541,343	—	541,343
Mortgage-backed securities - commercial	—	8,752	—	8,752
Municipal securities	—	144,228	—	144,228
Corporate securities	—	978	—	978
Total securities	$—	$1,337,565	$—	$1,337,565
Loans held for sale, at fair value	$—	$123,235	$—	$123,235
Mortgage servicing rights	—	—	153,464	153,464
Derivatives	—	27,566	—	27,566
Financial Liabilities:
Derivatives	—	23,832	—	23,832

At December 31, 2024	Quoted prices in active markets for identical assets (liabilities) (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Total
Recurring valuations:
Financial assets:
AFS debt securities:
U.S. government agency securities	$—	$563,007	$—	$563,007
Mortgage-backed securities - residential	—	810,999	—	810,999
Mortgage-backed securities - commercial	—	14,857	—	14,857
Municipal securities	—	147,857	—	147,857
U.S. Treasury securities	—	299	—	299
Corporate securities	—	989	—	989
Total securities	$—	$1,538,008	$—	$1,538,008
Loans held for sale, at fair value	$—	$95,403	$—	$95,403
Mortgage servicing rights	—	—	162,038	162,038
Derivatives	—	29,951	—	29,951
Financial Liabilities:
Derivatives	—	32,383	—	32,383

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
(Unaudited)
The balances and levels of the assets measured at fair value on a nonrecurring basis as of June 30, 2025 and December 31, 2024 are presented in the following tables:

At June 30, 2025	Quoted prices in active markets for identical assets (liabilities (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Total
Nonrecurring valuations:
Financial assets:
Other real estate owned	$—	$—	$1,602	$1,602
Collateral-dependent net loans held for investment:
Construction	—	—	16,908	16,908
Residential real estate:
Multifamily	—	—	8,661	8,661
Total collateral-dependent loans	$—	$—	$25,569	$25,569

At December 31, 2024	Quoted prices in active markets for identical assets (liabilities) (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Total
Nonrecurring valuations:
Financial assets:
Other real estate owned	$—	$—	$2,873	$2,873
Collateral-dependent net loans held for investment:
Commercial and industrial	$—	$—	$694	$694
Construction	—	—	20,818	20,818
Residential real estate:
Multifamily	—	—	9,000	9,000
Total collateral-dependent loans	$—	$—	$30,512	$30,512
The significant unobservable inputs (Level 3) used in the valuation and changes in fair value associated with the Company’s mortgage servicing rights for the three and six months ended June 30, 2025 and 2024 are detailed at Note 6, “Mortgage servicing rights.”
The following tables present information as of June 30, 2025 and December 31, 2024 about significant unobservable inputs (Level 3) used in the valuation of assets measured at fair value on a nonrecurring basis:

June 30, 2025
Financial instrument	Fair Value	Valuation technique	Significant unobservable inputs	Range of inputs
Collateral-dependent net loans held for investment	$25,569	Valuation of collateral	Discount for comparable sales	10%-42%
Other real estate owned	$1,602	Appraised value of property less costs to sell	Discount for costs to sell	0%-10%

December 31, 2024
Financial instrument	Fair Value	Valuation technique	Significant unobservable inputs	Range of inputs
Collateral-dependent net loans held for investment	$30,512	Valuation of collateral	Discount for comparable sales	10%-40%
Other real estate owned	$2,873	Appraised value of property less costs to sell	Discount for costs to sell	0%-10%

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
(Unaudited)
Fair value for collateral-dependent loans is determined based on the estimated value of the collateral securing the loans, less estimated selling costs and closing costs related to liquidation of the collateral. For loans secured by real estate, the fair value is determined based on appraisals performed by qualified appraisers and reviewed by qualified personnel. For non-real estate collateral, fair value is determined based on various sources, including third party asset valuation and internally determined values based on cost adjusted or other judgmentally determined factors. Collateral-dependent loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on changes in market conditions from the time of valuation and management’s knowledge of the borrower and borrower’s business. As of June 30, 2025 and December 31, 2024, total amortized cost of collateral-dependent loans measured on a nonrecurring basis amounted to $27,059 and $34,712, respectively. The allowance for credit losses is calculated as the amount for which the loan’s amortized cost basis exceeds fair value.
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
Fair value option
The following table summarizes the Company’s loans held for sale as of the dates presented:

	June 30,	December 31,
	2025	2024
Loans held for sale under a fair value option:
Mortgage loans held for sale	123,235	95,403
Loans held for sale not accounted for under a fair value option:
Mortgage loans held for sale - guaranteed GNMA repurchase option	20,977	31,357
Total loans held for sale	$144,212	$126,760
Mortgage loans held for sale
Net losses of $372 and net gains of $1,828 resulting from fair value changes of mortgage loans held for sale were recorded in income during the three and six months ended June 30, 2025, respectively, compared to net gains of $353 and $556 during the three and six months ended June 30, 2024, respectively. The amount does not reflect changes in fair values of related derivative instruments used to hedge exposure to market-related risks associated with these mortgage loans held for sale. The net change in fair value of these loans held for sale and derivatives resulted in a net loss of $876 and a net gain of $1,940 for the three and six months ended June 30, 2025, respectively, compared to a net loss of $4 and a net gain of $1,817 during the three and six months ended June 30, 2024, respectively. The change in fair value of mortgage loans held for sale and the related derivative instruments are recorded in mortgage banking income in the consolidated statements of income. Election of the fair value option allows the Company to reduce the accounting volatility that would otherwise result from the asymmetry created by accounting for the financial instruments at the lower of cost or fair value and the derivatives at fair value.
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

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
(Unaudited)
The following table summarizes the differences between the fair value and the principal balance for mortgage loans held for sale measured at fair value as of June 30, 2025 and December 31, 2024:

	June 30,	December 31,
	2025	2024
Aggregate fair value	$123,235	$95,403
Aggregate unpaid principal balance	119,922	93,918
Difference	$3,313	$1,485
The following table contains the estimated fair values and the related carrying values of the Company’s financial instruments. Non-financial instruments are excluded from the table below.

		Fair Value
June 30, 2025	Carrying amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$1,165,729	$1,165,729	$—	$—	$1,165,729
Investment securities	1,337,565	—	1,337,565	—	1,337,565
Net loans held for investment	9,725,334	—	—	9,555,265	9,555,265
Loans held for sale, at fair value	123,235	—	123,235	—	123,235
Interest receivable	50,386	304	7,325	42,757	50,386
Mortgage servicing rights	153,464	—	—	153,464	153,464
Derivatives	27,566	—	27,566	—	27,566
Financial liabilities:
Deposits:
Without stated maturities	$9,163,006	$9,163,006	$—	$—	$9,163,006
With stated maturities	2,240,464	—	2,235,505	—	2,235,505
Securities sold under agreements to repurchase and federal funds purchased	11,431	11,431	—	—	11,431
Subordinated debt, net	130,898	—	—	128,021	128,021
Interest payable	21,891	3,785	16,606	1,500	21,891
Derivatives	23,832	—	23,832	—	23,832

	Fair Value
December 31, 2024	Carrying amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$1,042,488	$1,042,488	$—	$—	$1,042,488
Investment securities	1,538,008	—	1,538,008	—	1,538,008
Net loans held for investment	9,450,442	—	—	9,221,311	9,221,311
Loans held for sale, at fair value	95,403	—	95,403	—	95,403
Interest receivable	49,611	629	8,012	40,970	49,611
Mortgage servicing rights	162,038	—	—	162,038	162,038
Derivatives	29,951	—	29,951	—	29,951
Financial liabilities:
Deposits:
Without stated maturities	$9,361,140	$9,361,140	$—	$—	$9,361,140
With stated maturities	1,849,294	—	1,846,989	—	1,846,989
Securities sold under agreements to repurchase and federal funds purchased	13,499	13,499	—	—	13,499
Subordinated debt, net	130,704	—	—	126,684	126,684
Interest payable	24,182	3,759	18,923	1,500	24,182
Derivatives	32,383	—	32,383	—	32,383

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
The chief operating decision maker uses income before income taxes as the measure of segment profit or loss to assess the performance of and allocate resources to each segment. Interest income provides the primary revenue in the Banking segment, and mortgage banking income provides the primary revenue in the Mortgage segment. Interest expense, provision for credit losses, salaries, commissions and employee benefits and merger and integration costs provide the significant expenses in the Banking segment, and salaries, commissions and employee benefits provide the significant expenses in the Mortgage segment. These figures are regularly provided to the chief operating decision maker and are monitored through budget-to-actual variance review.
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
The following tables present selected financial information with respect to the Company’s reportable segments for the three and six months ended June 30, 2025 and 2024.

Three Months Ended June 30, 2025	Banking(3)	Mortgage	Consolidated
Interest income	$180,960	$1,124	$182,084
Interest expense	72,051	(1,382)	70,669
Net interest income	108,909	2,506	111,415
Provisions for credit losses	582	4,755	5,337
Net interest income (loss) after provision for credit losses	108,327	(2,249)	106,078
Mortgage banking income	—	17,260	17,260
Change in fair value of mortgage servicing rights, net of hedging(1)	—	(4,231)	(4,231)
Other noninterest (loss) income	(47,720)	139	(47,581)
Total noninterest (loss) income	(47,720)	13,168	(34,552)
Salaries, commissions and employee benefits	38,635	7,996	46,631
Merger and integration costs	2,734	—	2,734
Depreciation and amortization	2,849	19	2,868
Amortization of intangibles	631	—	631
Other noninterest expense(2)	22,481	5,916	28,397
Total noninterest expense	67,330	13,931	81,261
Loss before income taxes	$(6,723)	$(3,012)	$(9,735)
Income tax benefit			(12,652)
Net income applicable to FB Financial Corporation and noncontrolling interest			2,917
Net income applicable to noncontrolling interest(3)			8
Net income applicable to FB Financial Corporation			$2,909
Total assets	$12,736,830	$617,408	$13,354,238
Goodwill	242,561	—	242,561
(1) Change in fair value of mortgage servicing rights, net of hedging is included in Mortgage banking income in the Company's consolidated statements of income.
(2) Other noninterest expense includes expenses for occupancy and equipment expense, data processing, advertising, legal and professional fees and other expenses. Additionally, other noninterest expense for Mortgage includes servicing expenses.
(3) Banking segment includes noncontrolling interest.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
(Unaudited)

Six Months Ended June 30, 2025	Banking(3)	Mortgage	Consolidated
Interest income	$359,875	$1,915	$361,790
Interest expense	145,207	(2,473)	142,734
Net interest income	214,668	4,388	219,056
Provisions for credit losses	2,771	4,858	7,629
Net interest income (loss) after provision for credit losses	211,897	(470)	211,427
Mortgage banking income	—	32,755	32,755
Change in fair value of mortgage servicing rights, net of hedging(1)	—	(7,300)	(7,300)
Other noninterest (loss) income	(37,060)	85	(36,975)
Total noninterest (loss) income	(37,060)	25,540	(11,520)
Salaries, commissions and employee benefits	80,104	14,878	94,982
Merger and integration costs	3,135	—	3,135
Depreciation and amortization	5,592	43	5,635
Amortization of intangibles	1,287	—	1,287
Other noninterest expense(2)	44,121	11,650	55,771
Total noninterest expense	134,239	26,571	160,810
Income (loss) before income taxes	$40,598	$(1,501)	$39,097
Income tax benefit			(3,181)
Net income applicable to FB Financial Corporation and noncontrolling interest			42,278
Net income applicable to noncontrolling interest(3)			8
Net income applicable to FB Financial Corporation			$42,270
Total assets	$12,736,830	$617,408	$13,354,238
Goodwill	242,561	—	242,561
(1) Change in fair value of mortgage servicing rights, net of hedging is included in Mortgage banking income in the Company's consolidated statements of income.
(2) Other noninterest expense includes expenses for occupancy and equipment expense, data processing, advertising, legal and professional fees and other expenses. Additionally, other noninterest expense for Mortgage includes servicing expenses.
(3) Banking segment includes noncontrolling interest.

Three Months Ended June 30, 2024	Banking(3)	Mortgage	Consolidated
Interest income	$177,570	$(157)	$177,413
Interest expense	76,377	(1,579)	74,798
Net interest income	101,193	1,422	102,615
Provisions for (reversals of) credit losses	2,432	(208)	2,224
Net interest income after provision for credit losses	98,761	1,630	100,391
Mortgage banking income	—	16,246	16,246
Change in fair value of mortgage servicing rights, net of hedging(1)	—	(4,336)	(4,336)
Other noninterest income	13,477	221	13,698
Total noninterest income	13,477	12,131	25,608
Salaries, commissions and employee benefits	38,793	7,432	46,225
Depreciation and amortization	2,745	116	2,861
Amortization of intangibles	752	—	752
Other noninterest expense(2)	19,888	5,367	25,255
Total noninterest expense	62,178	12,915	75,093
Income before income taxes	$50,060	$846	$50,906
Income tax expense			10,919
Net income applicable to FB Financial Corporation and noncontrolling interest			39,987
Net income applicable to noncontrolling interest(3)			8
Net income applicable to FB Financial Corporation			$39,979
Total assets	$11,947,550	$587,619	$12,535,169
Goodwill	242,561	—	242,561
(1) Change in fair value of mortgage servicing rights, net of hedging is included in Mortgage banking income in the Company's consolidated statements of income.
(2) Other noninterest expense includes expenses for occupancy and equipment expense, data processing, advertising, legal and professional fees and other expenses. Additionally, other noninterest expense for Mortgage includes servicing expenses.
(3) Banking segment includes noncontrolling interest.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
(Unaudited)

Six Months Ended June 30, 2024	Banking(3)	Mortgage	Consolidated
Interest income	$353,990	$(449)	$353,541
Interest expense	154,335	(2,899)	151,436
Net interest income	199,655	2,450	202,105
Provisions for (reversals of) credit losses	3,270	(264)	3,006
Net interest income after provision for credit losses	196,385	2,714	199,099
Mortgage banking income	—	31,872	31,872
Change in fair value of mortgage servicing rights, net of hedging(1)	—	(7,377)	(7,377)
Other noninterest income	8,683	392	9,075
Total noninterest income	8,683	24,887	33,570
Salaries, commissions and employee benefits	76,583	14,260	90,843
Depreciation and amortization	5,453	249	5,702
Amortization of intangibles	1,541	—	1,541
Other noninterest expense(2)	38,795	10,632	49,427
Total noninterest expense	122,372	25,141	147,513
Income before income taxes	$82,696	$2,460	$85,156
Income tax expense			17,219
Net income applicable to FB Financial Corporation and noncontrolling interest			67,937
Net income applicable to noncontrolling interest(3)			8
Net income applicable to FB Financial Corporation			$67,929
Total assets	$11,947,550	$587,619	$12,535,169
Goodwill	242,561	—	242,561
(1) Change in fair value of mortgage servicing rights, net of hedging is included in Mortgage banking income in the Company's consolidated statements of income.
(2) Other noninterest expense includes expenses for occupancy and equipment expense, data processing, advertising, legal and professional fees and other expenses. Additionally, other noninterest expense for Mortgage includes servicing expenses.
(3) Banking segment includes noncontrolling interest.
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
Under regulatory guidance for non-advanced approach institutions, the Bank and Company are required to maintain minimum capital ratios as outlined in the table below. Minimum risk-based capital adequacy ratios below include a capital conservation buffer of 2.50%. As of June 30, 2025 and December 31, 2024, the Bank and Company met all capital adequacy requirements to which they are subject. Additionally, under U.S. Basel III Capital Rules, the Bank and Company opted out of including accumulated other comprehensive income in regulatory capital.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
(Unaudited)
Actual and required capital amounts and ratios are included below as of the dates indicated.

June 30, 2025	Actual		Minimum Requirement for Capital Adequacy with Capital Buffer		To Qualify as Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk-weighted assets)
FB Financial Corporation	$1,704,465	14.7%	$1,217,516	10.5%	N/A	N/A
FirstBank	1,634,335	14.2%	1,206,440	10.5%	$1,148,990	10.0%
Tier 1 Capital (to risk-weighted assets)
FB Financial Corporation	$1,459,289	12.6%	$985,608	8.5%	N/A	N/A
FirstBank	1,390,461	12.1%	976,642	8.5%	$919,192	8.0%
Common Equity Tier 1 Capital (to risk-weighted assets)
FB Financial Corporation	$1,429,289	12.3%	$811,677	7.0%	N/A	N/A
FirstBank	1,390,461	12.1%	804,293	7.0%	$746,844	6.5%
Tier 1 Capital (to average assets)
FB Financial Corporation	$1,459,289	11.3%	$516,088	4.0%	N/A	N/A
FirstBank	1,390,461	10.8%	514,782	4.0%	$643,478	5.0%

December 31, 2024	Actual		Minimum Requirement for Capital Adequacy with Capital Buffer		To Qualify as Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk-weighted assets)
FB Financial Corporation	$1,721,941	15.2%	$1,187,163	10.5%	N/A	N/A
FirstBank	1,650,305	14.7%	1,175,095	10.5%	$1,119,138	10.0%
Tier 1 Capital (to risk-weighted assets)
FB Financial Corporation	$1,480,722	13.1%	$961,037	8.5%	N/A	N/A
FirstBank	1,410,505	12.6%	951,267	8.5%	$895,310	8.0%
Common Equity Tier 1 Capital (to risk-weighted assets)
FB Financial Corporation	$1,450,722	12.8%	$791,442	7.0%	N/A	N/A
FirstBank	1,410,505	12.6%	783,397	7.0%	$727,440	6.5%
Tier 1 Capital (to average assets)
FB Financial Corporation	$1,480,722	11.3%	$522,557	4.0%	N/A	N/A
FirstBank	1,410,505	10.8%	521,538	4.0%	$651,923	5.0%
Note: The Company adopted CECL on January 1, 2020, and the December 31, 2024 regulatory capital ratios reflect the final year of the Company's election of the five-year transition provision.

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
The following table summarizes changes in RSUs for the six months ended June 30, 2025:

	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Balance at beginning of period (unvested)	345,436	$36.71
Granted	148,306	48.50
Vested	(156,509)	37.89
Forfeited	(3,335)	40.57
Balance at end of period (unvested)	333,898	$41.37
The total fair value of RSUs vested and released was $5,199 and $5,930 for the three and six months ended June 30, 2025, respectively, and $4,621 and $5,289 for the three and six months ended June 30, 2024, respectively.
The compensation cost related to these grants and vesting of RSUs was $1,690 and $4,596 for the three and six months ended June 30, 2025, respectively, and $1,291 and $3,997 for the three and six months ended June 30, 2024, respectively. This includes amounts paid related to director grants and compensation elected to be settled in stock amounting to $231 and $474 during the three and six months ended June 30, 2025, respectively, and $148 and $347 for the three and six months ended June 30, 2024, respectively.
As of June 30, 2025, there was $9,390 of total unrecognized compensation cost related to unvested RSUs which is expected to be recognized over a weighted-average period of 1.99 years. Additionally, as of June 30, 2025, there were 1,194,694 shares available for issuance under the Company’s stock compensation plans. As of June 30, 2025 and December 31, 2024, there was $270 and $344, respectively, accrued in accrued expenses and other liabilities related to dividend equivalent units declared to be paid upon vesting and distribution of the underlying RSUs.
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

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
(Unaudited)
The following table summarizes information about the changes in PSUs as of and for the six months ended June 30, 2025:

	Performance Stock Units Outstanding(1)	Weighted Average Grant Date Fair Value
Balance at beginning of period (unvested)	223,393	$38.06
Granted	75,329	49.33
Performance adjustment (2)	348	44.09
Vested	(50,269)	44.09
Forfeited or expired	(943)	39.86
Balance at end of period (unvested)	247,858	$40.23
(1) PSUs are presented as outstanding, granted and forfeited in the table above assuming targets are met and the awards pay out at 100%.
(2) The performance adjustment represents the difference between shares granted and vested due to achievement of performance factors.

The following table summarizes data related to the Company’s outstanding PSUs as of June 30, 2025:

Grant Year	Grant Price	Performance Period	PSUs Outstanding
2022	$37.17	2023 to 2025	74,345
2023	$35.60	2024 to 2026	98,438
2024	$49.33	2025 to 2027	75,075
The Company recorded compensation cost of $1,292 and $3,217 for the for the three and six months ended June 30, 2025, respectively, and $799 and $913 for the three and six months ended June 30, 2024 respectively. As of June 30, 2025, maximum unrecognized compensation cost at 200% payout related to the unvested PSUs was $14,812, and the weighted average remaining performance period over which the cost could be recognized was 2.21 years. As of June 30, 2025 and December 31, 2024, there was $214 and $217, respectively, accrued in accrued expenses and other liabilities related to dividend equivalent units declared to be paid upon vesting and distribution of the underlying PSUs.
Employee Stock Purchase Plan
The Company maintains an employee stock purchase plan under which employees, through payroll deductions, are able to purchase shares of Company common stock. The employee purchase price is 95% of the lower of the market price on the first or last day of the offering period. The maximum number of shares issuable during any offering period is 200,000 shares, limited to 725 shares for each participating employee. There were no shares issued under the ESPP during the three months ended June 30, 2025 or 2024. There were 8,161 and 10,606 shares of common stock issued under the ESPP with proceeds from employee payroll withholdings of $340 and $388, during the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, there were 2,264,203 shares available for issuance under the ESPP.
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
An analysis of loans to management, executive officers, the directors and significant shareholders of the Bank and their related interests is presented below:

Loans outstanding at January 1, 2025	$31,406
New loans and advances	6,166
Change in related party status	—
Repayments	(10,939)
Loans outstanding at June 30, 2025	$26,633
Unfunded commitments to management, executive officers, the directors, and significant shareholders and their related interests totaled $29,906 and $14,510 at June 30, 2025 and December 31, 2024, respectively.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
(Unaudited)
Deposits
The Bank held deposits from related parties totaling $254,877 and $282,963 as of June 30, 2025 and December 31, 2024, respectively.
Leases
The Bank leases various office spaces from entities owned by certain directors of the Company under varying terms. Lease expense for these properties totaled $98 and $200 for the three and six months ended June 30, 2025, respectively, and $121 and $211 for the three and six months ended June 30, 2024, respectively.
Aviation lease
Through a wholly-owned subsidiary, FBK Aviation, LLC, the Company owns and maintains an aircraft. FBK Aviation, LLC maintains non-exclusive aircraft leases with entities owned by certain directors. The Company recognized income of $6 and $25 for the three and six months ended June 30, 2025, respectively, and $19 and $43 for the three and six months ended June 30, 2024, respectively, under these agreements.
Equity investment in preferred stock and master loan purchase agreement
The Company holds an equity investment in a privately held entity which originates manufactured housing loans through utilization of its proprietary developed technology. As a result of the investment, the Company holds two board seats on the entity’s board of directors. The Company also has a master loan purchase agreement with the entity to purchase up to $250,000 in manufactured housing loan production over an initial five-year term. Under this agreement, the Company purchased $18,516 and $28,010 of loans for the three and six months ended June 30, 2025, respectively, and purchased $17,581 and $26,806 of loans for the three and six months ended June 30, 2024. As of June 30, 2025 and December 31, 2024, the amortized cost of these loans HFI amounted to $112,307 and $86,890, respectively. See Note 2, “Investment securities”, for additional information on this investment.

ITEM 2 – Management’s discussion and analysis of financial condition and results of operations
The following is a discussion of our financial condition as of June 30, 2025 and December 31, 2024, and our results of operations for the three and six months ended June 30, 2025 and 2024, and should be read in conjunction with our audited consolidated financial statements set forth in our Annual Report on Form 10-K for the year ended December 31, 2024, that was filed with the SEC on February 25, 2025, and with the accompanying unaudited notes to the condensed consolidated financial statements set forth in this Report.
Forward-looking statements
Certain statements contained in this Report that are not historical in nature may be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements regarding the Company’s future plans, results, strategies, and expectations, including expectations around changing economic markets and statements regarding the merger of Southern States Bancshares, Inc. (“Southern States”) with the Company (the “Merger”) and expectations with regard to the benefits of the Merger. These statements can generally be identified by the use of the words and phrases “may,” “will,” “should,” “could,” “would,” “goal,” “plan,” “potential,” “estimate,” “project,” “believe,” “intend,” “anticipate,” “expect,” “target,” “aim,” “predict,” “continue,” “seek,” and other variations of such words and phrases and similar expressions. These forward-looking statements are not historical facts, and are based upon management’s current expectations, estimates, and projections, many of which, by their nature, are inherently uncertain and beyond the Company’s control. The inclusion of these forward-looking statements should not be regarded as a representation by the Company or any other person that such expectations, estimates, and projections will be achieved. Accordingly, the Company cautions shareholders and investors that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, and uncertainties that are difficult to predict. Actual results may prove to be materially different from the results expressed or implied by the forward-looking statements. A number of factors could cause actual results to differ materially from those contemplated by the forward-looking statements including, without limitation, (1) current and future economic conditions, including the effects of inflation, interest rate fluctuations, changes in the economy or global supply chain, supply-demand imbalances affecting local real estate prices, and high unemployment rates in the local or regional economies in which the Company operates and/or the US economy generally, (2) changes or the lack of changes in government interest rate policies and the associated impact on the Company’s business, net interest margin, and mortgage operations, (3) increased competition for deposits, (4) changes in the quality or composition of the Company’s loan or investment portfolios, including adverse developments in borrower industries or in the repayment ability of individual borrowers or issuers of investment securities, or the impact of interest rates on the value of our investment securities portfolio, (5) any deterioration in commercial real estate market fundamentals, (6) risks associated with the Merger, including (a) the risk that the cost savings and any revenue synergies from the Merger is less than or different from expectations, (b) disruption from the Merger with customer, supplier, or employee relationships,(c) the possibility that the costs, fees, expenses and charges related to the Merger may be greater than anticipated, including as a result of unexpected or unknown factors, events, or liabilities, (d) the risks related to the integration of the combined businesses, including the risk that the integration will be materially delayed or will be more costly or difficult than expected, (e) the diversion of management time on merger-related issues, (f) the ability of the Company to effectively manage the larger and more complex operations of the combined company following the Merger, (g) the risk of expansion into new geographic or product markets, (h) reputational risk and the reaction of the parties’ customers to the Merger, (i) the Company’s ability to successfully execute its various business strategies, including its ability to execute on potential acquisition opportunities, and (j) the risk of potential litigation or regulatory action related to the Merger, (7) the Company’s ability to identify potential candidates for, consummate, and achieve synergies from, other potential future acquisitions, (8) the Company’s ability to manage any unexpected outflows of uninsured deposits and avoid selling investment securities or other assets at an unfavorable time or at a loss, (9) the Company’s ability to successfully execute its various business strategies, (10) changes in state and federal legislation, regulations or policies applicable to banks and other financial service providers, including legislative developments, (11) the effectiveness of the Company’s controls and procedures to detect, prevent, mitigate and otherwise manage the risk of fraud or misconduct by internal or external parties, including attempted physical-security and cybersecurity attacks, denial-of-service attacks, hacking, phishing, social-engineering attacks, malware intrusion, data-corruption attempts, system breaches, identity theft, ransomware attacks, environmental conditions, and intentional acts of destruction, (12) the Company’s dependence on information technology systems of third party service providers and the risk of systems failures, interruptions, or breaches of security, (13) the impact, extent and timing of technological changes, (14) concentrations of credit or deposit exposure, (15) the impact of natural disasters, pandemics, acts of war or terrorism, or other catastrophic events, (16) events giving rise to international or regional political instability, including the broader impacts of such events on financial markets and/or global macroeconomic environments, and/or (17) general competitive, economic, political, and market conditions. Further information regarding the Company and factors which could affect the forward-looking statements contained herein can be found in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, and in any of the Company’s subsequent filings with the SEC. Many of these factors are beyond the Company’s ability to control or predict. If one or more events related to these or other risks or uncertainties materialize, or if the underlying assumptions prove to be incorrect, actual results may differ materially from the forward-looking statements. Accordingly, shareholders and investors should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date of this Report, and the Company undertakes no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law. New risks and uncertainties may emerge from time to time, and it is not possible for the Company to predict their occurrence or how they will affect the Company.
The Company qualifies all forward-looking statements by these cautionary statements.
Critical accounting policies
Our financial statements are prepared in accordance with GAAP and general practices within the banking industry. Within our financial statements, certain financial information contains approximate measurements of financial effects of transactions and impacts at the consolidated balance sheets dates and our results of operations for the reporting periods. We monitor the status of proposed and newly issued accounting standards to evaluate the impact on our financial condition and results of operations. Our accounting policies, including the impact of any newly issued accounting standards if applicable, are discussed in further detail in Note 1, “Basis of presentation and summary of significant accounting policies,” in the notes to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2024. Further, any updates made to our accounting policies since our Annual report are detailed in Note 1, "Basis of presentation," within this Report herein.

Financial highlights
The following table presents certain selected historical consolidated income statement and balance sheet data and key performance indicators and other measures as of the dates or for the periods indicated. Our historical results for any prior period are not necessarily indicative of results to be expected in any future period.

	As of or for the three months ended		As of or for the six months ended		As of or for the year-ended
	June 30,		June 30,		December 31,
(dollars in thousands, except share data)	2025	2024	2025	2024	2024
Selected Balance Sheet Data
Cash and cash equivalents	$1,165,729	$800,902	$1,165,729	$800,902	$1,042,488
Investment securities, at fair value	1,337,565	1,482,379	1,337,565	1,482,379	1,538,008
Loans held for sale	144,212	106,875	144,212	106,875	126,760
Loans HFI	9,874,282	9,309,553	9,874,282	9,309,553	9,602,384
Allowance for credit losses on loans HFI	(148,948)	(155,055)	(148,948)	(155,055)	(151,942)
Total assets	13,354,238	12,535,169	13,354,238	12,535,169	13,157,482
Interest-bearing deposits (non-brokered)	8,692,848	8,130,704	8,692,848	8,130,704	8,625,113
Brokered deposits	518,719	150,113	518,719	150,113	469,089
Noninterest-bearing deposits	2,191,903	2,187,185	2,191,903	2,187,185	2,116,232
Total deposits	11,403,470	10,468,002	11,403,470	10,468,002	11,210,434
Borrowings	164,485	360,944	164,485	360,944	176,789
Allowance for credit losses on unfunded commitments	12,932	5,984	12,932	5,984	6,107
Total common shareholders’ equity	1,611,130	1,500,502	1,611,130	1,500,502	1,567,538
Selected Statement of Income Data
Total interest income	$182,084	$177,413	$361,790	$353,541	$725,538
Total interest expense	70,669	74,798	142,734	151,436	309,035
Net interest income	111,415	102,615	219,056	202,105	416,503
Provisions for credit losses	5,337	2,224	7,629	3,006	12,004
Total noninterest (loss) income	(34,552)	25,608	(11,520)	33,570	39,070
Total noninterest expense	81,261	75,093	160,810	147,513	296,899
(Loss) income before income taxes	(9,735)	50,906	39,097	85,156	146,670
Income tax (benefit) expense	(12,652)	10,919	(3,181)	17,219	30,619
Net income applicable to noncontrolling interest	8	8	8	8	16
Net income applicable to FB Financial Corporation	$2,909	$39,979	$42,270	$67,929	$116,035
Net interest income (tax-equivalent basis)	$112,236	$103,254	$220,663	$203,453	$419,091
Per Common Share
Basic net income	$0.06	$0.85	$0.91	$1.45	$2.48
Diluted net income	0.06	0.85	0.91	1.45	2.48
Book value(1)	35.17	32.17	35.17	32.17	33.59
Tangible book value(2)	29.78	26.82	29.78	26.82	28.27
Cash dividends declared	0.19	0.17	0.38	0.34	0.68
Selected Ratios
Return on average:
Assets(3)	0.09%	1.30%	0.65%	1.09%	0.91%
Common shareholders’ equity(3)	0.74%	10.9%	5.38%	9.31%	7.71%
Tangible common equity(2)	0.87%	13.1%	6.38%	11.2%	9.24%
Efficiency ratio	105.7%	58.6%	77.5%	62.6%	65.2%
Core efficiency ratio (tax-equivalent basis)(2)	56.9%	58.3%	58.4%	58.2%	57.3%
Loans HFI to deposit ratio	86.6%	88.9%	86.6%	88.9%	85.7%
Noninterest-bearing deposits to total deposits	19.2%	20.9%	19.2%	20.9%	18.9%
Net interest margin (tax-equivalent basis)	3.68%	3.57%	3.61%	3.49%	3.51%
Yield on interest-earning assets	5.99%	6.16%	5.95%	6.09%	6.10%
Cost of interest-bearing liabilities	3.13%	3.56%	3.15%	3.56%	3.53%
Cost of total deposits	2.48%	2.77%	2.51%	2.76%	2.76%

	As of or for the three months ended		As of or for the six months ended		As of or for the year ended
	June 30,		June 30,		December 31,
	2025	2024	2025	2024	2024
Credit Quality Ratios
Allowance for credit losses on loans HFI as a percentage of loans HFI	1.51%	1.67%	1.51%	1.67%	1.58%
Annualized net charge-offs as a percentage of average loans HFI	(0.02)%	(0.02)%	(0.08)%	(0.02)%	(0.14)%
Nonperforming loans HFI as a percentage of loans HFI	0.97%	0.79%	0.97%	0.79%	0.87%
Nonperforming assets as a percentage of total assets(4)	0.92%	0.81%	0.92%	0.81%	0.93%
Capital Ratios (Company)
Total common shareholders’ equity to assets	12.1%	12.0%	12.1%	12.0%	11.9%
Tangible common equity to tangible assets(2)	10.4%	10.2%	10.4%	10.2%	10.2%
Tier 1 leverage	11.3%	11.7%	11.3%	11.7%	11.3%
Tier 1 risk-based capital	12.6%	13.0%	12.6%	13.0%	13.1%
Total risk-based capital	14.7%	15.1%	14.7%	15.1%	15.2%
Common Equity Tier 1	12.3%	12.7%	12.3%	12.7%	12.8%
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
(4)Includes $21.0 million, $22.4 million and $31.4 million of optional rights to repurchase delinquent GNMA loans as of June 30, 2025, June 30, 2024 and December 31, 2024, respectively.

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

The following table presents a reconciliation of our core efficiency ratio (tax-equivalent basis) to our efficiency ratio for the periods below:

(dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31,
	2025	2024	2025	2024	2024
Core efficiency ratio (tax-equivalent basis)
Total noninterest expense	$81,261	$75,093	$160,810	$147,513	$296,899
Less early retirement and severance costs	—	1,015	—	1,015	1,478
Less FDIC special assessment	—	—	—	500	500
Less merger and integration costs	2,734	—	3,135	—	—
Core noninterest expense	$78,527	$74,078	$157,675	$145,998	$294,921
Net interest income	$111,415	$102,615	$219,056	$202,105	$416,503
Net interest income (tax-equivalent basis)	112,236	103,254	220,663	203,453	419,091
Total noninterest (loss) income	(34,552)	25,608	(11,520)	33,570	39,070
Less loss from securities, net	(60,549)	—	(60,533)	(16,213)	(56,378)
Less gain (loss) on sales or write-downs of other real estate owned and other assets	236	(281)	(389)	284	(2,167)
Less cash life insurance benefit	—	2,057	—	2,057	2,057
Core noninterest income	$25,761	$23,832	$49,402	$47,442	$95,558
Total revenue	$76,863	$128,223	$207,536	$235,675	$455,573
Core revenue (tax-equivalent basis)	$137,997	$127,086	$270,065	$250,895	$514,649
Efficiency ratio	105.7%	58.6%	77.5%	62.6%	65.2%
Core efficiency ratio (tax-equivalent basis)	56.9%	58.3%	58.4%	58.2%	57.3%
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
The following table presents, as of the dates set forth below, tangible common equity compared with total common shareholders’ equity, tangible book value per common share compared with our book value per common share and common equity to tangible assets compared to total common shareholders’ equity to total assets:

	June 30,		December 31,
(dollars in thousands, except share data)	2025	2024	2024
Tangible assets
Total assets	$13,354,238	$12,535,169	$13,157,482
Adjustments:
Goodwill	(242,561)	(242,561)	(242,561)
Intangibles, net	(4,475)	(7,168)	(5,762)
Tangible assets	$13,107,202	$12,285,440	$12,909,159
Tangible common equity
Total common shareholders’ equity	$1,611,130	$1,500,502	$1,567,538
Adjustments:
Goodwill	(242,561)	(242,561)	(242,561)
Intangibles, net	(4,475)	(7,168)	(5,762)
Tangible common equity	$1,364,094	$1,250,773	$1,319,215
Common shares outstanding	45,807,689	46,642,958	46,663,120
Book value per common share	$35.17	$32.17	$33.59
Tangible book value per common share	$29.78	$26.82	$28.27
Total common shareholders’ equity to total assets	12.1%	12.0%	11.9%
Tangible common equity to tangible assets	10.4%	10.2%	10.2%
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
The following table presents, as of the dates set forth below, reconciliations of total average tangible common equity to average shareholders’ equity and return on average tangible common equity to return on average shareholders’ equity:

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31,
(dollars in thousands)	2025	2024	2025	2024	2024
Return on average tangible common equity
Total average common shareholders’ equity	$1,583,099	$1,473,281	$1,583,527	$1,467,007	$1,505,739
Adjustments:
Average goodwill	(242,561)	(242,561)	(242,561)	(242,561)	(242,561)
Average intangibles, net	(4,791)	(7,525)	(5,107)	(7,912)	(7,177)
Average tangible common equity	$1,335,747	$1,223,195	$1,335,859	$1,216,534	$1,256,001
Net income applicable to FB Financial Corporation	$2,909	$39,979	$42,270	$67,929	$116,035
Return on average common shareholders’ equity	0.74%	10.9%	5.38%	9.31%	7.71%
Return on average tangible common equity	0.87%	13.1%	6.38%	11.2%	9.24%
Company overview
We are a financial holding company headquartered in Nashville, Tennessee. We operate primarily through our wholly-owned subsidiary bank, FirstBank, and its subsidiaries. FirstBank provides a comprehensive suite of commercial and consumer banking services to clients in select markets in Tennessee, Alabama, Kentucky, North Carolina and Georgia. As of June 30, 2025, our footprint included 78 full-service branches serving markets across Tennessee, including Nashville, Chattanooga (including North Georgia), Knoxville, Memphis, and Jackson in addition to Bowling Green, Kentucky, and Birmingham, Florence and Huntsville, Alabama. Additionally, our banking services extend to community markets throughout our footprint. FirstBank also provides retail mortgage banking services utilizing its bank branch network and mortgage banking offices strategically located throughout the southeastern United States.

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
Mergers
Southern States Bancshares, Inc.
On March 31, 2025, the Company announced it had entered into an agreement and plan of merger to acquire Southern States Bancshares Inc. and its wholly-owned subsidiary, Southern States Bank, in an all-stock transaction.
On July 1, 2025 the Company completed its acquisition of Southern States. This merger strengthens the Company’s presence in existing markets, such as Birmingham and Huntsville, Alabama, while expanding the Company’s footprint further into Alabama and Georgia. At closing, Southern States had approximately $2.87 billion in total assets, loans of $2.32 billion and deposits of $2.47 billion. Under the terms of the agreement, each outstanding share of Southern States common stock was converted into the right to receive 0.80 shares of the Company’s stock. Additionally, fractional shares and outstanding stock options were settled in cash. As a result, total consideration paid was $368.4 million based on the Company’s closing stock price of $45.30 per share on June 30, 2025. The Company expects system conversions related to the transaction to be completed in the third quarter of 2025.
Overview of recent financial performance
Results of operations
Three months ended June 30, 2025 compared to three months ended June 30, 2024
We recognized net income of $2.9 million during the three months ended June 30, 2025 compared to $40.0 million for the three months ended June 30, 2024. Diluted earnings per common share were $0.06 and $0.85 for the three months ended June 30, 2025 and 2024, respectively. Our net income represented a ROAA of 0.09% and 1.30% for the three months ended June 30, 2025 and 2024, respectively, and a ROAE of 0.74% and 10.9% for the same periods. Our ROATCE for the three months ended June 30, 2025 and 2024 were 0.87% and 13.1%, respectively. See “GAAP reconciliation and management explanation of non-GAAP financial measures” in this Report for a discussion of tangible common equity and return on average tangible common equity.
Net interest income increased to $111.4 million for the three months ended June 30, 2025 compared with $102.6 million for the three months ended June 30, 2024. Our net interest margin, on a tax-equivalent basis, increased to 3.68% for the three months ended June 30, 2025 as compared to 3.57% for the three months ended June 30, 2024. Net interest income for the three months ended June 30, 2025 reflected increases in interest income on loans HFI and investment securities and decreases in interest expense paid on interest-bearing deposits and other borrowings.
Provision for credit losses of $5.3 million was recognized for the three months ended June 30, 2025 and $2.2 million for the three months ended June 30, 2024. The increase was primarily due to the change in the CECL loss estimation methodology, including a change in forward-looking funding assumptions for residential lines and commercial lines. Refer to the section “Provision for credit losses” and “Note 1, “Basis of presentation” in this Report for further discussion on the change in the CECL loss estimation methodology.
Noninterest income for the three months ended June 30, 2025 decreased by $60.2 million to a loss of $34.6 million, compared to $25.6 million for the three months ended June 30, 2024. The decrease was driven by the recognition of a $60.5 million net loss on investment securities stemming from the sale of $266.5 million AFS debt securities during the three months ended June 30, 2025. Refer to the section “Other earning assets” for additional information on the sale of the AFS debt securities.
Noninterest expense increased to $81.3 million for the three months ended June 30, 2025, compared with $75.1 million for the three months ended June 30, 2024. The increase in noninterest expense was driven by $2.7 million in merger and integration costs associated with our merger with Southern States and an increase in other noninterest expense of $2.1 million, including modest increases across a range of expense categories.
Income tax benefit for the three months ended June 30, 2025 was $12.7 million compared to income tax expense of $10.9 million for the three months ended June 30, 2024. The change reflects the income tax effect of a $60.5 million loss on sale of AFS debt securities and a one-time tax benefit of $10.7 million due to the expiration of the statute of limitations with respect to an amended income tax return and the associated interest for the three months ended June 30, 2025.
Six months ended June 30, 2025 compared to the six months ended June 30, 2024
Our net income decreased during the six months ended June 30, 2025 to $42.3 million from $67.9 million for the six months ended June 30, 2024. Diluted earnings per common share was $0.91 and $1.45 for the six months ended June 30, 2025 and 2024, respectively. Our net income represented a ROAA of 0.65% and 1.09% for the six months ended June 30, 2025 and 2024, respectively, and a ROAE of 5.38% and 9.31% for the same periods. Our ratio of ROATCE for the six months ended June 30, 2025 and 2024 was 6.38% and 11.2%, respectively.
During the six months ended June 30, 2025, our net interest income increased to $219.1 million from $202.1 million for the six months ended June 30, 2024. Our net interest margin, on a tax-equivalent basis, increased to 3.61% for the six months ended June 30, 2025 as compared to 3.49% for the six months ended June 30, 2024. The increase in net interest margin was primarily driven by increases in interest income on loans HFI and investment securities and decreases in interest expense paid on interest-bearing deposits and other borrowings.
Provision for credit losses of $7.6 million was recognized for the six months ended June 30, 2025 and $3.0 million for the six months ended June 30, 2024. The increase was primarily due to the change in the CECL loss estimation methodology, including a change in forward-looking funding assumptions for residential lines and commercial lines. Refer to the section “Provision for credit losses” and “Note 1, “Basis of presentation” in this Report for further discussion on the change in the CECL loss estimation methodology
Noninterest income for the six months ended June 30, 2025 decreased by $45.1 million resulting in a loss of $11.5 million, compared to $33.6 million for prior year period. The decrease in noninterest income was primarily driven by the recognition of a $60.5 million net loss on investment securities stemming from the sale of $266.5 million of AFS debt securities during the six months ended June 30, 2025 compared to a net loss of $16.2 million from the sale of $207.9 million of AFS debt securities during the six months ended June 30, 2024. Refer to the section “Other earning assets” for additional information on the sale of the AFS debt securities.
Noninterest expense increased to $160.8 million for the six months ended June 30, 2025, compared with $147.5 million for the six months ended June 30, 2024. The increase in noninterest expense was reflective of an increase in salaries, commissions and benefits of $4.1 million, merger and integration costs of $3.1 million, advertising expense of $1.6 million and other expense of $4.0 million including technology and platform fee increases and modest increases across a range of other expense categories.
Income tax benefit for the six months ended June 30, 2025 was $3.2 million compared to income tax expense of $17.2 million for the six months ended June 30, 2024. The change reflects the income tax effect of a $60.5 million loss on sale of AFS debt securities, as well as a one-time tax benefit of $10.7 million due to the expiration of the statute of limitations with respect to an amended income tax return and the associated interest for the for the six months ended June 30, 2025. Income tax expense for the six months ended June 30, 2024, included the income tax effect of a $16.2 million loss on sale of AFS debt securities.
Business segment highlights
We operate our business in two business segments: Banking and Mortgage. See Note 11, “Segment reporting” in the notes to our consolidated financial statements contained herein for a description of these business segments.
Banking
Three months ended June 30, 2025 compared to three months ended June 30, 2024
The Banking segment reported a loss before taxes of $6.7 million as compared to income of $50.1 million for the previous period. Net interest income totaled $108.9 million during the three months ended June 30, 2025 compared to $101.2 million during the previous period. Provisions for credit losses on loans HFI and unfunded loan commitments resulted in $0.6 million of provision expense during the current period as compared to $2.4 million during the previous period. The Banking segment recorded a noninterest loss of $47.7 million in the current period as compared to income of $13.5 million in the previous period. This decrease was mainly attributable to a net loss on investment securities of $60.5 million from the sale of $266.5 million AFS debt securities during the three months ended June 30, 2025. Noninterest expense increased to $67.3 million for the current period compared to $62.2 million for the for the previous period due primarily to an increase in merger and integration costs associated with the Southern States merger and modest increases across a range of other expense categories.

Six months ended June 30, 2025 compared to the six months ended June 30, 2024
The Banking segment contributed $40.6 million of income before taxes for the current period as compared to $82.7 million for the previous period. Net interest income totaled $214.7 million during the six months ended June 30, 2025 compared to $199.7 million during the previous period. Provisions for credit losses on loans HFI and unfunded loan commitments resulted in $2.8 million of provision expense during the current period as compared to $3.3 million during the previous period. The Banking segment recorded noninterest loss of $37.1 million in the current period as compared to income of $8.7 million in the previous period. Similar to above, this increase was mainly attributable to a net loss on investment securities of $60.5 million from the sale of $266.5 million AFS debt securities during the six months ended June 30, 2025 compared to a net loss on investment securities of $16.2 million from the sale of $207.9 million AFS debt securities during the previous period. Noninterest expense increased to $134.2 million for the current period compared to $122.4 million for the for the previous period due primarily to an increase in salaries and benefits, merger and integration costs associated with the Southern States merger, advertising, technology and platform fees and modest increases across a range of other expense categories. Additionally, a minor franchise tax benefit was recognized in the previous period.

Mortgage
Three months ended June 30, 2025 compared to three months ended June 30, 2024
Activity in our Mortgage segment resulted in a loss before income taxes of $3.0 million for the current period, as compared to $0.8 million of income before taxes in the prior period. Net interest income was $2.5 million for the current period and $1.4 million for the prior period. Provisions for credit losses on loans HFI and unfunded loan commitments resulted in provision expense of $4.8 million during the current period compared to a reversal of $0.2 million of provision expense during the prior period. The increase in provisions for credit losses was due to a change in the CECL loss estimation methodology, which notably impacted the Company's reserves on 100% financed 1-to-4 mortgages, as well as a notable change in forecasts associated with home prices which impacted mortgage reserves more broadly. Mortgage banking income increased $1.1 million to $13.0 million during the current period compared to $11.9 million in the prior period.
The components of mortgage banking income for the three months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30,
(dollars in thousands)	2025	2024
Mortgage banking income
Gains and fees from origination and sale of mortgage loans held for sale	$11,200	$8,934
Net change in fair value of loans held for sale and derivatives	(876)	(4)
Change in fair value on MSRs, net of hedging	(4,231)	(4,336)
Mortgage servicing income	6,936	7,316
Total mortgage banking income	$13,029	$11,910
Interest rate lock commitment volume	$456,720	$385,197
Interest rate lock commitment volume by purpose (%):
Purchase	87.9%	87.2%
Refinance	12.1%	12.8%
Mortgage sales	$391,061	$315,044
Mortgage sale margin	2.86%	2.84%
Closing volume	$371,132	$337,461
Outstanding principal balance of mortgage loans serviced	$9,901,599	$10,523,778
Noninterest expense for the three months ended June 30, 2025 and 2024 was $13.9 million and $12.9 million, respectively. This increase was reflective of increases in salaries and employee benefits and allocated support and overhead expenses.
Six months ended June 30, 2025 compared to the six months ended June 30, 2024
Activity in our Mortgage segment resulted in a loss before income taxes of $1.5 million for the current period, as compared to $2.5 million of income before taxes in the prior period. Net interest income was $4.4 million for the current period and $2.5 million for the prior period. Provisions for credit losses on loans HFI and unfunded loan commitments resulted in provision expense of $4.9 million during the current period compared to a reversal of $0.3 million of provision expense during the prior period. As noted above, the increase in provisions for credit losses was due to a change in the CECL loss estimation methodology, which notably impacted the Company's reserves on 100% financed 1-to-4 mortgages, as well as a notable change in forecasts associated with home prices which impacted mortgage reserves more broadly. Mortgage banking income increased $1.0 million to $25.5 million during the current period compared to $24.5 million in the prior period.

The components of mortgage banking income for the six months ended June 30, 2025 and 2024 were as follows:

	Six Months Ended June 30,
(dollars in thousands)	2025	2024
Mortgage banking income
Gains and fees from origination and sale of mortgage loans held for sale	$16,802	$15,392
Net change in fair value of loans held for sale and derivatives	1,940	1,817
Change in fair value on MSRs, net of hedging	(7,300)	(7,377)
Mortgage servicing income	14,013	14,663
Total mortgage banking income	$25,455	$24,495
Interest rate lock commitment volume	$838,497	$762,363
Interest rate lock commitment volume by purpose (%):
Purchase	87.1%	86.0%
Refinance	12.9%	14.0%
Mortgage sales	$613,866	$558,505
Mortgage sale margin	2.74%	2.76%
Closing volume	$642,515	$595,813
Outstanding principal balance of mortgage loans serviced	$9,901,599	$10,523,778
Noninterest expense for the six months ended June 30, 2025 and 2024 was $26.6 million and $25.1 million, respectively. This increase was reflective of increases in salaries and employee benefits and allocated support and overhead expenses.
Results of operations
Throughout the following discussion of our operating results, we present our net interest income, net interest margin and core efficiency ratio on a fully tax-equivalent basis. The fully tax-equivalent basis adjusts for the tax-favored status of net interest income from certain loans and investments.
Our tax-exempt income is converted to a tax-equivalent basis by adjusting for the combined federal and blended state statutory income tax rate of 26.06% for the three and six months ended June 30, 2025 and 2024.
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
During the three and six months ended June 30, 2025, the U.S. Treasury yield curve fell given uncertainty around tariffs and economic growth. In contrast, during the three and six months ended June 30, 2024, the U.S. Treasury yield curve remained inverted, reflecting tighter monetary policy and higher short-term interest rates. The Federal Funds Target Rate range was 4.25% - 4.50% and 5.25% - 5.50% as of June 30, 2025 and June 30, 2024, respectively.
Three months ended June 30, 2025 compared to three months ended June 30, 2024
Net interest income increased to $112.2 million for the three months ended June 30, 2025 as compared to $103.3 million for the three months ended June 30, 2024. The change in net interest income was driven by a $4.9 million increase in interest income and a decrease in interest expense of $4.1 million. The increases in net interest income and net interest margin were primarily driven by increases in interest income on loans HFI and investment securities and decreases in interest expense paid on interest-bearing deposits and other borrowings.
Interest income was $182.9 million for the three months ended June 30, 2025, compared to $178.1 million for the three months ended June 30, 2024, an increase of $4.9 million, which was primarily driven by an increase in volume of interest earning assets, most notably loans HFI, partially offset by a decrease in yields due to lower interest rates.
Interest income on loans HFI increased $3.7 million to $158.0 million for the three months ended June 30, 2025 from $154.2 million for the three months ended June 30, 2024 primarily due to increased volume partially offset by lower yields. The yield on loans HFI was 6.44% for the three months ended June 30, 2025, down 26 basis points from the three months ended June 30, 2024.

The components of our loan yield for the three months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30,
	2025		2024
(dollars in thousands)	Interest income	Average yield	Interest income	Average yield
Loan HFI yield components:
Contractual interest rate on loans HFI(1)	$155,697	6.34%	$152,037	6.60%
Origination and other loan fee income	1,945	0.08%	1,291	0.06%
(Amortization) accretion on purchased loans	(62)	—%	161	0.01%
Nonaccrual interest collections	384	0.02%	737	0.03%
Total loan HFI yield	$157,964	6.44%	$154,226	6.70%
(1) Includes tax equivalent adjustment using combined marginal tax rate of 26.06%.
Interest income on investment securities increased $2.5 million to $16.1 million for the three months ended June 30, 2025 from $13.5 million for the three months ended June 30, 2024 due to the increase in yield on these investments from the portfolio restructuring transactions in prior years. The yield on taxable investment securities increased 49 basis points to 3.78% for the three months ended June 30, 2025 compared to 3.29% for the three months ended June 30, 2024.
Interest expense was $70.7 million for the three months ended June 30, 2025, a decrease of $4.1 million as compared to the three months ended June 30, 2024. The decrease in interest expense was driven by a decrease in the rate paid on interest-bearing liabilities which decreased interest expense $11.1 million partially offset by an increase in the average balance of interest-bearing liabilities which increased interest expense $7.0 million over the comparative time period.
Interest expense on interest-bearing deposit accounts totaled $68.6 million for the three months ended June 30, 2025, a $2.9 million decrease from the $71.5 million recognized for the three months ended June 30, 2024. The decline in interest expense on interest-bearing deposit accounts was led by declines in money market and interest-bearing checking which decreased $1.9 million and $3.2 million, respectively, for the three months ended June 30, 2025 as compared to the same period in the previous year. Offsetting these declines in interest expense within interest-bearing deposit accounts, we experienced an increase in interest expense from brokered time deposits, which increased $3.5 million for the three months ended June 30, 2025 to the same period in the previous year, due to an increase in the average balances outstanding as we issued additional brokered deposits as part of our overall liquidity management strategy. Total cost of interest-bearing deposits was 3.10% for the three months ended June 30, 2025 compared to 3.52% for the three months ended June 30, 2024 as interest rates decrease and we continue to manage down higher cost deposits primarily in interest-bearing checking.
Interest expense recognized on other borrowings decreased $1.6 million to $4 thousand for the three months ended June 30, 2025 due to the repayment of the Bank Term Funding Program which was paid off towards the end of 2024.

Average balance and interest yield/rate analysis
The table below shows the average balances, income and expense and yield and rates of each of our interest-earning assets and interest-bearing liabilities on a tax equivalent basis, if applicable, for the periods indicated.

	Three Months Ended June 30,
	2025			2024
(dollars in thousands)	Average balances	Interest income/ expense	Average yield/ rate	Average balances	Interest income/ expense	Average yield/ rate
Interest-earning assets:
Loans HFI (1)(2)	$9,840,932	$157,964	6.44%	$9,263,822	$154,226	6.70%
Mortgage loans held for sale	126,072	2,189	6.96%	80,919	1,380	6.86%
Investment securities:
Taxable	1,534,895	14,661	3.83%	1,464,045	11,966	3.29%
Tax-exempt(2)	167,675	1,401	3.35%	193,347	1,580	3.29%
Total investment securities(2)	1,702,570	16,062	3.78%	1,657,392	13,546	3.29%
Federal funds sold and reverse repurchase agreements	113,252	1,256	4.45%	108,097	1,497	5.57%
Interest-bearing deposits with other financial institutions	426,073	4,733	4.46%	488,123	6,641	5.47%
FHLB stock	35,623	701	7.89%	33,495	762	9.15%
Total interest-earning assets(2)	12,244,522	182,905	5.99%	11,631,848	178,052	6.16%
Noninterest-earning assets:
Cash and due from banks	115,717			124,729
Allowance for credit losses on loans HFI	(151,586)			(151,724)
Other assets (3)(4)	823,837			766,591
Total noninterest-earning assets	787,968			739,596
Total assets	$13,032,490			$12,371,444
Interest-bearing liabilities:
Interest bearing deposits:
Interest-bearing checking	$2,521,239	$15,870	2.52%	$2,500,325	$19,074	3.07%
Money market deposits	4,115,987	34,957	3.41%	3,779,139	36,887	3.93%
Savings deposits	352,307	98	0.11%	369,779	64	0.07%
Customer time deposits	1,404,368	12,454	3.56%	1,387,956	13,812	4.00%
Brokered and internet time deposits	481,686	5,189	4.32%	123,003	1,664	5.44%
Time deposits	1,886,054	17,643	3.75%	1,510,959	15,476	4.12%
Total interest-bearing deposits	8,875,587	68,568	3.10%	8,160,202	71,501	3.52%
Other interest-bearing liabilities:
Securities sold under agreements to repurchase and federal funds purchased	11,107	26	0.94%	24,680	122	1.99%
Federal Home Loan Bank advances	23,077	258	4.48%	—	—	—%
Subordinated debt	130,851	1,813	5.56%	130,464	1,615	4.98%
Other borrowings	2,294	4	0.70%	131,293	1,560	4.78%
Total other interest-bearing liabilities	167,329	2,101	5.04%	286,437	3,297	4.63%
Total Interest-bearing liabilities	9,042,916	70,669	3.13%	8,446,639	74,798	3.56%
Noninterest-bearing liabilities:
Demand deposits	2,206,305			2,222,005
Other liabilities(4)	200,077			229,426
Total noninterest-bearing liabilities	2,406,382			2,451,431
Total liabilities	11,449,298			10,898,070
FB Financial Corporation common shareholders’ equity	1,583,099			1,473,281
Noncontrolling interest	93			93
Shareholders’ equity	1,583,192			1,473,374
Total liabilities and shareholders’ equity	$13,032,490			$12,371,444
Net interest income (tax-equivalent basis)(2)		$112,236			$103,254
Interest rate spread (tax-equivalent basis)(2)			2.86%			2.60%
Net interest margin (tax-equivalent basis)(2)(5)			3.68%			3.57%
Cost of total deposits			2.48%			2.77%
Average interest-earning assets to average interest-bearing liabilities			135.4%			137.7%
(1) Average balances of nonaccrual loans and overdrafts are included in average loan balances (before deduction of ACL).
(2) Interest income includes the effects of taxable-equivalent adjustments using the combined federal and blended state statutory income tax rate to increase tax-exempt interest income to a tax-
     equivalent basis. The net taxable-equivalent adjustment amounts included were $0.8 million and $0.6 million the three months ended June 30, 2025 and 2024, respectively.
(3) Includes average net unrealized losses on investment securities available for sale of $128.8 million and $198.1 million for the three months ended June 30, 2025 and 2024, respectively.
(4) Includes average of optional rights to repurchase government guaranteed GNMA mortgage loans previously sold that have become past due greater than 90 days of $25.2 million and $20.8 million for the three months ended June 30, 2025 and 2024, respectively.
(5) The NIM is calculated by dividing annualized net interest income, on a tax-equivalent basis, by average total interest earning assets.

Yield/rate and volume analysis
The table below presents the components of the changes in net interest income for the three months ended June 30, 2025 and 2024. For each major category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes due to average volume and changes due to interest rates, with the changes in both volume and interest rates allocated to these two categories based on the proportionate absolute changes in each category.

	Three months ended June 30, 2025 compared to three months ended June 30, 2024 due to changes in
(dollars in thousands)	Volume	Yield/rate	Net increase (decrease)
Interest-earning assets:
Loans held for investment(1)(2)	$9,264	$(5,526)	$3,738
Loans held for sale - mortgage	784	25	809
Investment securities:
Taxable	677	2,018	2,695
Tax Exempt(2)	(215)	36	(179)
Federal funds sold and reverse repurchase agreements	57	(298)	(241)
Interest-bearing deposits with other financial institutions	(689)	(1,219)	(1,908)
FHLB stock	42	(103)	(61)
Total interest income(2)	9,920	(5,067)	4,853
Interest-bearing liabilities:
Interest-bearing checking	132	(3,336)	(3,204)
Money market deposits	2,861	(4,791)	(1,930)
Savings deposits	(5)	39	34
Customer time deposits	146	(1,504)	(1,358)
Brokered and internet time deposits	3,864	(339)	3,525
Securities sold under agreements to repurchase and federal funds purchased	(32)	(64)	(96)
Federal Home Loan Bank advances	258	—	258
Subordinated debt	5	193	198
Other borrowings	(225)	(1,331)	(1,556)
Total interest expense	7,004	(11,133)	(4,129)
Change in net interest income(2)	$2,916	$6,066	$8,982
(1) Average loans are presented gross, including nonaccrual loans and overdrafts (before deduction of allowance for credit losses on loans HFI).
(2) Interest income includes the effects of the tax-equivalent adjustments to increase tax-exempt interest income to a tax-equivalent basis. The net taxable-equivalent adjustment amounts included was $0.8 million and $0.6 million the three months ended June 30, 2025 and 2024, respectively.

Six months ended June 30, 2025 compared to the six months ended June 30, 2024
Net interest income increased $17.2 million to $220.7 million for the six months ended June 30, 2025 as compared to $203.5 million for the six months ended June 30, 2024. Net interest margin was 3.61% for the six months ended June 30, 2025 compared to 3.49% for the six months ended June 30, 2024. The increases in net interest income and net interest margin were primarily driven by increases in interest income on loans HFI and investment securities and decreases in interest expense paid on interest-bearing deposits and other borrowings.
Interest income was $363.4 million for the six months ended June 30, 2025, compared to $354.9 million for the six months ended June 30, 2024, an increase of $8.5 million, which was primarily driven by an increase in volume of interest earning assets, most notably loans HFI, partially offset by a decrease in yields due to lower interest rates.
Interest income recognized on loans HFI increased $1.0 million to $310.1 million for the six months ended June 30, 2025 from $309.2 million for the six months ended June 30, 2024. This increase was attributable to an increase in average balances of loans HFI, partially offset by a decline in the overall yield on loans HFI due to lower interest rates. The yield on loans HFI decreased 24 basis points to 6.43% for the six months ended June 30, 2025 from 6.67% for the six months ended June 30, 2024.
The components of our loan yield for the six months ended June 30, 2025 and 2024 were as follows:

	Six Months Ended June 30,
	2025		2024
(dollars in thousands)	Interest income	Average yield	Interest income	Average yield
Loans HFI yield components:
Contractual interest rate on loans HFI(1)	$305,516	6.33%	$304,912	6.58%
Origination and other loan fee income	3,742	0.08%	2,727	0.06%
(Amortization) accretion on purchased loans	(60)	—%	548	0.01%
Nonaccrual interest collections	940	0.02%	995	0.02%
Total loans HFI yield	$310,138	6.43%	$309,182	6.67%
(1)Includes tax equivalent adjustment using combined marginal tax rate of 26.06%.
Interest income on investment securities increased $7.3 million to $31.9 million for the six months ended June 30, 2025 from $24.6 million for the six months ended June 30, 2024. The increase was attributable to the increase in yield on these investments from the portfolio restructuring transactions in prior years. The yield on investment securities was 3.77% for the six months ended June 30, 2025, an increase of 77 basis points from 3.00% for the six months ended June 30, 2024.
Interest expense was $142.7 million for the six months ended June 30, 2025, a decrease of $8.7 million as compared to $151.4 million for the six months ended June 30, 2024. The decrease was largely attributed to a decline in the rate paid on interest-bearing deposit accounts, partially offset by increases in average balances on interest-bearing deposit accounts.
Interest expense on interest-bearing deposit accounts totaled $138.8 million for the six months ended June 30, 2025, a $5.3 million decrease from the $144.1 million recognized for the six months ended June 30, 2024. The decline in interest expense on interest-bearing deposit accounts was led by declines in money market and interest-bearing checking which decreased $5.1 million and $4.0 million, respectively, for the six months ended June 30, 2025 as compared to the same period in the previous year. Offsetting these declines in interest expense within interest-bearing deposit accounts, we experienced an increase in interest expense from brokered time deposits, which increased $6.5 million for the six months ended June 30, 2025 to the same period in the previous year, due to an increase in the average balances outstanding as we issued additional brokered deposits as part of our overall liquidity management strategy. The average rate paid on interest-bearing deposits was 3.12% for the six months ended June 30, 2025 compared to 3.51% for the six months ended June 30, 2024.
Interest expense recognized on other borrowings decreased $3.1 million to $10 thousand for the six months ended June 30, 2025 due to the repayment of the Bank Term Funding Program which was paid off towards the end of 2024.

Average balance and interest yield/rate analysis
The table below shows the average balances, income and expense and yield and rates of each of our interest-earning assets and interest-bearing liabilities on a tax equivalent basis, if applicable, for the periods indicated.

	Six Months Ended June 30,
	2025			2024
(dollars in thousands)	Average balances	Interest income/ expense	Average yield/ rate	Average balances	Interest income/ expense	Average yield/ rate
Interest-earning assets:
Loans HFI (1)(2)	$9,731,602	$310,138	6.43%	$9,325,308	$309,182	6.67%
Mortgage loans held for sale	110,096	3,622	6.63%	64,742	2,231	6.93%
Investment securities:
Taxable	1,538,363	29,132	3.82%	1,431,641	21,071	2.96%
Tax-exempt (2)	167,815	2,798	3.36%	217,363	3,530	3.27%
Total investment securities (2)	1,706,178	31,930	3.77%	1,649,004	24,601	3.00%
Federal funds sold and reverse repurchase agreements	118,293	2,630	4.48%	131,738	3,623	5.53%
Interest-bearing deposits with other financial institutions	617,581	13,635	4.45%	509,256	13,707	5.41%
FHLB stock	34,067	1,442	8.54%	33,773	1,545	9.20%
Total interest-earning assets (2)	12,317,817	363,397	5.95%	11,713,821	354,889	6.09%
Noninterest-earning assets:
Cash and due from banks	119,417			146,230
Allowance for credit losses on loans HFI	(151,909)			(151,164)
Other assets (3)(4)	833,923			771,872
Total noninterest-earning assets	801,431			766,938
Total assets	$13,119,248			$12,480,759
Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing checking	$2,679,843	$34,137	2.57%	$2,519,705	$38,090	3.04%
Money market deposits	4,099,959	69,317	3.41%	3,814,109	74,457	3.93%
Savings deposits	353,082	164	0.09%	373,871	126	0.07%
Customer time deposits	1,388,793	25,156	3.65%	1,422,666	27,936	3.95%
Brokered and internet time deposits	462,909	10,043	4.38%	131,648	3,517	5.37%
Time deposits	1,851,702	35,199	3.83%	1,554,314	31,453	4.07%
Total interest-bearing deposits	8,984,586	138,817	3.12%	8,261,999	144,126	3.51%
Other interest-bearing liabilities:
Securities sold under agreements to repurchase and federal funds purchased	11,077	32	0.58%	24,449	271	2.23%
Subordinated debt	130,803	3,617	5.58%	130,091	3,901	6.03%
Other borrowings	1,760	10	1.15%	131,305	3,138	4.81%
Total other interest-bearing liabilities	155,242	3,917	5.09%	285,845	7,310	5.14%
Total interest-bearing liabilities	9,139,828	142,734	3.15%	8,547,844	151,436	3.56%
Noninterest-bearing liabilities:
Demand deposits	2,170,812			2,224,590
Other liabilities(4)	224,988			241,225
Total noninterest-bearing liabilities	2,395,800			2,465,815
Total liabilities	11,535,628			11,013,659
FB Financial Corporation common shareholders’ equity	1,583,527			1,467,007
Noncontrolling interest	93			93
Shareholders’ equity	1,583,620			1,467,100
Total liabilities and shareholders’ equity	$13,119,248			$12,480,759
Net interest income (tax-equivalent basis)(2)		$220,663			$203,453
Interest rate spread (tax-equivalent basis)(2)			2.80%			2.53%
Net interest margin (tax-equivalent basis) (2)(5)			3.61%			3.49%
Cost of total deposits			2.51%			2.76%
Average interest-earning assets to average interest-bearing liabilities			134.8%			137.0%
(1)Average balances of nonaccrual loans and overdrafts are included in average loan balances.
(2)Interest income includes the effects of taxable-equivalent adjustments using the combined federal and blended state statutory income tax rate to increase tax-exempt interest income to a tax-
equivalent basis. to increase tax-exempt interest income to a tax-equivalent basis. The net tax-equivalent adjustment amounts included in income were $1.6 million and $1.3 million for six months ended June 30, 2025 and 2024, respectively.
(3)Includes average net unrealized losses on investment securities available for sale of $130.5 million and $196.1 million for the six months ended June 30, 2025 and 2024, respectively.
(4)Includes average of optional rights to repurchase government guaranteed GNMA mortgage loans previously sold that meet certain defined delinquency criteria of $27.9 million and $20.8 million for the six months ended June 30, 2025 and 2024, respectively.
(5)The NIM is calculated by dividing annualized net interest income, on a tax-equivalent basis, by average total earning assets.

Yield/rate and volume analysis
The tables below present the components of the changes in net interest income for the six months ended June 30, 2025 and 2024. For each major category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes due to average volume and changes due to interest rates, with the changes in both volume and interest rates allocated to these two categories based on the proportionate absolute changes in each category.

	Six months ended June 30, 2025 compared to six months ended June 30, 2024 due to changes in
(dollars in thousands)	Volume	Yield/rate	Net increase (decrease)
Interest-earning assets:
Loans HFI(1)(2)	$12,948	$(11,992)	$956
Loans held for sale - mortgage	1,492	(101)	1,391
Investment securities:
Taxable	2,021	6,040	8,061
Tax-exempt(2)	(826)	94	(732)
Federal funds sold and reverse repurchase agreements	(299)	(694)	(993)
Interest-bearing deposits with other financial institutions	2,392	(2,464)	(72)
FHLB stock	12	(115)	(103)
Total interest income(2)	17,740	(9,232)	8,508
Interest-bearing liabilities:
Interest-bearing checking deposits	2,040	(5,993)	(3,953)
Money market deposits	4,833	(9,973)	(5,140)
Savings deposits	(10)	48	38
Customer time deposits	(614)	(2,166)	(2,780)
Brokered and internet time deposits	7,187	(661)	6,526
Securities sold under agreements to repurchase and federal funds purchased	(39)	(200)	(239)
Federal Home Loan Bank advances	258	—	258
Subordinated debt	20	(304)	(284)
Other borrowings	(736)	(2,392)	(3,128)
Total interest expense	12,939	(21,641)	(8,702)
Change in net interest income(2)	$4,801	$12,409	$17,210
(1)Average loans are presented gross, including nonaccrual loans and overdrafts.
(2)Interest income includes the effects of the tax-equivalent adjustments to increase tax-exempt interest income to a tax-equivalent basis. The net taxable-equivalent adjustment amounts included was $1.6 million and $1.3 million for the six months ended June 30, 2025 and 2024, respectively.
Provision for credit losses
The provision for credit losses charged to operating expense is an amount which, in the judgment of management, is necessary to maintain the allowance for credit losses at an appropriate level under the current expected credit loss model. The determination of the amount of the allowance is complex and involves a high degree of judgment and subjectivity.
Our allowance for credit losses calculation as of June 30, 2025 resulted from management’s best estimate of losses over the life of loans and unfunded commitments in our portfolio in accordance with the CECL approach.
As of June 30, 2025, we utilize the discounted cash flow estimation technique, adjusted for current conditions and reasonable and supportable forecasts, to estimate the expected credit losses of its loan segments, except consumer and other loans, which utilizes the weighted average remaining maturity loss rate technique. We determined that the use of the updated estimate techniques and related inputs and assumptions enhances the transparency, accuracy and relevance of information relating to its allowance for credit losses through the application of data and calculations more clearly calibrated to our historical experience, the nature of its loan portfolio and unfunded commitments, and expectations for future economic conditions and corresponding expected credit losses.
These changes represent a change in accounting estimate under ASC 250, “Accounting Changes and Error Corrections”, and, accordingly, is applied prospectively in the period of change and did not have a material effect on the Company’s financial statements. See “Note 1, “Basis of presentation” in this Report for further discussion on the change in estimate.
The discounted cash flow was calibrated using a regression analysis that relates one or more economic variables to our historical default rates and selected peer banks for each loan segment. We determined that national unemployment, national housing price index, national commercial real estate index and prime rates were the key economic variables that were most correlated to our historical loss performance and our peer banks. Reasonable and supportable forecasts of these economic indicators are utilized within the discounted cash flow to estimate expected credit losses for each loan segment. Current and forecast economic conditions, including those affecting these and other economic variables or macroeconomic conditions, such as global conflicts or tariffs, may continue to lead to increased volatility in our calculated level of allowance for credit losses.
Prior to the changes described above, our estimates for credit losses calculation utilized lifetime loss rate model and included economic forecasts for unemployment, gross domestic product, as well as other macroeconomic events which may impact our loan portfolio. Refer to Note 1, “Basis of presentation and summary of significant accounting policies” in the Company's Annual Report on Form 10-K for the year ended December 31, 2024, for a detailed discussion regarding ACL methodology.
Three months ended June 30, 2025 compared to three months ended June 30, 2024
We recognized a reversal of credit losses on loans HFI of $1.1 million and provision expense of $3.9 million for the three months ended June 30, 2025 and 2024, respectively. For the three months ended June 30, 2025, the reversal of credit losses on loans HFI was primarily the result of a $6.8 million reduction due to the change in the CECL loss estimation methodology, partially offset by $5.7 million of provision growth. The increase in the growth of the provision was driven by changes in balances of the underlying loan portfolio coupled with changes in the forward-looking macroeconomic outlook during the current quarter, which combined impacted residential real estate, consumer and other, and commercial and industrial loans most directly. For the three months ended June 30, 2024, the increase in the provision for credit losses on loans HFI was driven by increases in specific reserves for individually evaluated relationships offset by reductions in reserves for construction loans. The reduction for construction loans was primarily due to reduction in balances outstanding for the portfolio.
We also estimate expected credit losses on off-balance sheet loan commitments that are not accounted for as derivatives. When applying the CECL methodology to estimate expected credit loss, we consider the likelihood that funding will occur, the contractual period of exposure to credit loss, the risk of loss, historical loss experience, and current conditions along with expectations of future economic conditions. We recorded a provision expense for credit losses on unfunded commitments of $6.4 million and a reversal of provision expense of $1.7 million for the three months ended June 30, 2025 and 2024, respectively. The provision expense was due largely to a $6.5 million impact from the change in the CECL loss estimation methodology and changes in forward-looking funding assumptions which most notably impacted our residential and commercial lines. For three months ended June 30, 2024, the reversal was due to a $37.6 million decrease in our unfunded commitments during the period, including a $73.8 million decrease in our construction portfolio.
During the three months ended June 30, 2025 and 2024 it was determined that all AFS debt securities that experienced a decline in fair value below amortized cost basis were due to noncredit-related factors. Therefore, there was no provision for credit losses recognized on AFS debt securities during the three months ended June 30, 2025 and 2024.
Six months ended June 30, 2025 compared to six months ended June 30, 2024
We recognized a provision for credit losses on loans HFI for the six months ended June 30, 2025 and 2024 of $0.8 million and $5.8 million, respectively. The current period provision on loans HFI was driven by a $7.7 million growth in provision due to the changes in balances of the underlying loan portfolio coupled with changes in the forward-looking macroeconomic outlook offset by a $6.8 million reduction from the impact of the change in the CECL loss estimation methodology. For the six months ended June 30, 2024, the provision on loans HFI was impacted by projected deterioration in the CRE portfolio which was adjusted qualitatively.
We recorded a provision for credit losses on unfunded commitments of $6.8 million and a reversal of $2.8 million for the six months ended June 30, 2025 and 2024, respectively. For the six months ended June 30, 2025, the increase in provision for credit losses on unfunded commitments was due largely to the $6.5 million impact of the change in the CECL loss estimation methodology and changes in forward-looking funding assumptions which most notably impacted our reserves for residential and commercial lines. The reversal of provision for credit losses on unfunded commitments for the six months ended June 30, 2024 was primarily due to management's concentrated effort to reduce unfunded loan commitments during the period including a $209.1 million decrease in our construction category as these projects moved to permanent financing during the period. As such, this resulted in a $2.7 million decrease in required ACL related to the unfunded commitments in our construction portfolio for the six months ended June 30, 2024.
During the six months ended June 30, 2025 and 2024, it was determined that all AFS debt securities that experienced a decline in fair value below amortized cost basis were due to noncredit-related factors. Therefore, there was no provision for credit losses recognized on AFS debt securities during the six months ended June 30, 2025 and 2024.
Noninterest income
The following table sets forth the components of noninterest income for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2025	2024	2025	2024
Mortgage banking income	$13,029	$11,910	$25,455	$24,495
Investment services and trust income	3,922	3,387	7,633	6,617
Service charges on deposit accounts	3,392	3,167	6,871	6,308
ATM and interchange fees	2,878	2,814	5,555	5,758
Loss from investment securities, net	(60,549)	—	(60,533)	(16,213)
Gain (loss) on sales or write-downs of premises and equipment, other real estate owned and other assets	236	(281)	(389)	284
Other income	2,540	4,611	3,888	6,321
Total noninterest (loss) income	$(34,552)	$25,608	$(11,520)	$33,570
Three months ended June 30, 2025 compared to three months ended June 30, 2024
Noninterest income amounted to a $34.6 million loss for the three months ended June 30, 2025, a decrease of $60.2 million, as compared to income of $25.6 million for the three months ended June 30, 2024. The decrease in noninterest income was driven by the net loss from investment securities. Excluding the recognition of the $60.5 million of net loss from investment securities sales recognized during the three months ended June 30, 2025, noninterest income was $26.0 million for the three months ended June 30, 2025.
Mortgage banking income includes origination fees, gains and losses on the sale of mortgage loans, changes in fair value of mortgage loans and related derivatives, as well as mortgage servicing income, which includes the change in fair value of MSRs and related derivatives. Mortgage banking income was $13.0 million for the three months ended June 30, 2025, an increase of $1.1 million compared to the prior period. The increase was driven by an increase in gains on sale of $2.3 million partially offset by negative fair value changes of $0.9 million from the prior period. This was impacted by the increase in interest rate lock volume of $71.5 million, or 18.6% during the current period over the same period in the prior year.
Investment services and trust income is comprised of wealth management fees and trust and insurance income. This caption increased $0.5 million during the three months ended June 30, 2025 to $3.9 million as compared to $3.4 million during the three months ended June 30, 2024.
Service charges on deposit accounts include overdraft fees, account analysis fees and other customer transaction-related service charges. Service charges on deposit accounts increased $0.2 million during the three months ended June 30, 2025 to $3.4 million as compared to $3.2 million during the three months ended June 30, 2024.
ATM and interchange fees represent income related to customers' utilization of their debit cards and interchange income. ATM and interchange fees were $2.9 million for the three months ended June 30, 2025, compared to $2.8 million for the three months ended June 30, 2024.

Net loss from investment securities was $60.5 million for the three months ended June 30, 2025. There was no net gain or loss from investment securities recognized during the same period of the prior year. The net loss from investment securities during the three months ended June 30, 2025 was the result of management's election to sell $266.5 million of AFS debt securities with the intent to utilize the proceeds to redeem outstanding subordinated and trust preferred debt, as well as originating higher yielding loans. Refer to the section “Other earnings assets” for additional information on the sale of the AFS debt securities.
Net gain on sales or write-downs of premises and equipment, other real estate owned and other assets was $0.2 million for the three months ended June 30, 2025 compared to a net loss of $0.3 million for the three months ended June 30, 2024.
Other income is comprised of income recognized that does not typically fit into income categories and includes components such as BOLI income, swap fees, and equity investments income. Other income decreased $2.1 million to $2.5 million during the three months ended June 30, 2025 as compared to $4.6 million during the three months ended June 30, 2024. This decrease was primarily related to a $2.1 million increase in BOLI income resulting from proceeds from payment of death benefits during the three months ended June 30, 2024.
Six months ended June 30, 2025 compared to six months ended June 30, 2024
Noninterest income amounted to a $11.5 million loss for the six months ended June 30, 2025, a decrease of $45.1 million, as compared to income of $33.6 million for the six months ended June 30, 2024. Excluding the recognition of the $60.5 million and $16.2 million of net loss from investment securities sales recognized during the six months ended June 30, 2025 and 2024, respectively, noninterest income was $49.0 million and $49.8 million for the six months ended June 30, 2025 and 2024, respectively.
Mortgage banking income was $25.5 million for the six months ended June 30, 2025, an increase of $1.0 million compared to the prior period. The increase includes an increase from gains on sale and related fair value changes of $1.5 million to $18.7 million in the current period compared to $17.2 million in the prior period. This was impacted by the increase in interest rate lock volume of $76.1 million, or 10.0% during the current period over the same period in the prior year.
Investment services and trust income increased $1.0 million during the six months ended June 30, 2025 to $7.6 million as compared to $6.6 million during the six months ended June 30, 2024. The increase was primarily attributable to fees earned from higher assets under management stemming from existing account growth.
Service charges on deposit accounts increased $0.6 million during the six months ended June 30, 2025 to $6.9 million as compared to $6.3 million during the six months ended June 30, 2024.
ATM and interchange fees were $5.6 million for the six months ended June 30, 2025, compared to $5.8 million for the six months ended June 30, 2024.
Net loss from investment securities was $60.5 million for the six months ended June 30, 2025 compared to a net loss of $16.2 million for the six months ended June 30, 2024. The net loss from investment securities during the six months ended June 30, 2025 was the result of management's election to sell $266.5 million of AFS debt securities compared to $207.9 million of AFS debt securities sold during the prior year period. Refer to the section “Other earning assets” for additional information on the sale of the AFS debt securities.
Net loss on sales or write-downs of premises and equipment, other real estate owned and other assets was $0.4 million for the six months ended June 30, 2025 compared to a net gain of $0.3 million for the six months ended June 30, 2024.
Other income decreased $2.4 million to $3.9 million during the six months ended June 30, 2025 as compared to $6.3 million during the six months ended June 30, 2024. This decrease was driven by a $1.2 million loss associated with our proportionate share of loss on our equity method investment during the six months ended June 30, 2025 and a $2.1 million increase in BOLI income resulting from proceeds from payment of death benefits recognized during the six months ended June 30, 2024.

Noninterest expense
The following table sets forth the components of noninterest expense for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2025	2024	2025	2024
Salaries, commissions and employee benefits	$46,631	$46,225	$94,982	$90,843
Occupancy and equipment expense	6,710	6,328	13,307	12,942
Merger and integration costs	2,734	—	3,135	—
Legal and professional fees	2,426	1,979	4,418	3,898
Advertising	2,178	1,859	4,665	3,030
Data processing	2,161	2,286	4,474	4,694
Amortization of core deposit and other intangibles	631	752	1,287	1,541
Other expense	17,790	15,664	34,542	30,565
Total noninterest expense	$81,261	$75,093	$160,810	$147,513
Three months ended June 30, 2025 compared to three months ended June 30, 2024
Noninterest expense increased by $6.2 million, or 8.2%, during the three months ended June 30, 2025 to $81.3 million as compared to $75.1 million in the three months ended June 30, 2024. The increase in noninterest expense was driven by increases in merger and integration costs associated with the Southern States merger, as well as other expense.
Salaries, commissions and employee benefits expense is comprised of salaries and wages in addition to other employee benefit costs and represents the largest component of noninterest expense. For the three months ended June 30, 2025, salaries and employee benefits expense increased $0.4 million, to $46.6 million as compared to $46.2 million for the three months ended June 30, 2024.
Occupancy and equipment expense includes occupancy, depreciation and equipment expense. Occupancy and equipment expense of $6.7 million and $6.3 million was recognized for the three months ended June 30, 2025 and 2024.
Legal and professional fees represent fees incurred for the various support functions, which includes legal, consulting, outsourcing and other professional related fees. Legal and professional fees were $2.4 million and $2.0 million for the three months ended June 30, 2025 and 2024, respectively.
Advertising includes expenses related to sponsorships, advertising, marketing, customer relations and business development and public relations. During the three months ended June 30, 2025, advertising expense increased $0.3 million to $2.2 million compared to $1.9 million during the three months ended June 30, 2024.
Data processing is comprised of all third-party core operating system and processing charges as well as payroll processing. Data processing fees were $2.2 million for the three months ended June 30, 2025, compared to $2.3 million for the three months ended June 30, 2024.
Amortization of core deposit and other intangibles were $0.6 million for the three months ended June 30, 2025, compared to $0.8 million for the three months ended June 30, 2024.
Merger and integration costs were $2.7 million for the three months ended June 30, 2025 associated with the merger with Southern States.
Other expense is comprised of expense that does not typically fit into other expense categories and includes mortgage servicing expenses, regulatory fees and deposit insurance assessments, software license and maintenance fees and various other miscellaneous expenses. Other expense increased $2.1 million during the three months ended June 30, 2025 to $17.8 million compared to $15.7 million during the three months ended June 30, 2024. The increase was primarily driven by modest increases across a range of expense categories, including technology and platform fees, software license and maintenance fees, card transaction fees, servicing fees and other operating expenses. No single category accounted for a significant portion of the overall increase.

Six months ended June 30, 2025 compared to six months ended June 30, 2024
Noninterest expense increased by $13.3 million, or 9.0%, during the six months ended June 30, 2025 to $160.8 million as compared to $147.5 million in the six months ended June 30, 2024. The increase in noninterest expense was attributable to increases in salaries and employee benefits, merger and integration costs associated with the Southern States merger and other noninterest expense.
Salaries, commissions and employee benefits expense increased $4.1 million, or 4.6%, to $95.0 million for the six months ended June 30, 2025 as compared to $90.8 million for the six months ended June 30, 2024. This change was driven by increases in the salaries and benefit costs, as well as higher performance-based compensation attributable to positive 2024 financial results that were paid in 2025.
Occupancy and equipment expense of $13.3 million and $12.9 million was recognized for the six months ended June 30, 2025 and 2024.
Legal and professional fees were $4.4 million and $3.9 million for the six months ended June 30, 2025 and 2024, respectively.
Advertising expense increased $1.6 million to $4.7 million during the six months ended June 30, 2025 compared to $3.0 million during the six months ended June 30, 2024. This increase was primarily attributable to customer marketing campaigns during six months ended June 30, 2025 combined with favorable, volume based marketing rebate activity recorded in the prior year period.
Data processing fees were $4.5 million for the six months ended June 30, 2025, compared to $4.7 million for the six months ended June 30, 2024.
Amortization of core deposit and other intangibles were $1.3 million for the six months ended June 30, 2025, compared to $1.5 million for the six months ended June 30, 2024.
Merger and integration costs were $3.1 million for the six months ended June 30, 2025 associated with the merger with Southern States.
Other noninterest expense increased $4.0 million during the six months ended June 30, 2025 to $34.5 million compared to $30.6 million during the six months ended June 30, 2024. The increase was primarily related to $1.4 million of technology and platform fee increases and modest increases across a range of other expense categories, including software license and maintenance fees, card transaction fees, servicing fees and other operating expenses. Additionally, a minor franchise tax benefit was recognized in the prior year period.
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
Our efficiency ratio was 105.7% and 77.5% for the three and six months ended June 30, 2025, respectively, and 58.6% and 62.6% for the three and six months ended June 30, 2024, respectively. Our adjusted efficiency ratio, on a tax-equivalent basis, was 56.9% and 58.4% for the three and six months ended June 30, 2025, respectively, and 58.3% and 58.2% for the three and six months ended June 30, 2024, respectively. See “GAAP reconciliation and management explanation of non-GAAP financial measures” in this Report for a discussion of the adjusted efficiency ratio.
Income taxes
Income tax benefit was $12.7 million and $3.2 million for the three and six months ended June 30, 2025, respectively, compared to income tax expense of $10.9 million and $17.2 million for the three and six months ended June 30, 2024, respectively. This represents effective tax rates of 130.0% and (8.1)% for the three and six months ended June 30, 2025, respectively, and 21.4% and 20.2% for the three and six months ended June 30, 2024, respectively. The primary differences from the enacted rates are applicable state income taxes and certain expenses that are not deductible, reduced for non-taxable income. For the three and six months ended June 30, 2025, income tax benefit includes the income tax effect of a $60.5 million loss on sale of AFS debt securities and a one-time tax benefit of $10.7 million due to the expiration of the statute of limitations with respect to an amended income tax return and the associated interest. For the six months ended June 30, 2024, income tax expense included the income tax effect of a $16.2 million loss on sale of

AFS debt securities. There was no loss on sale of AFS debt securities for the three months ended June 30, 2024. Refer to Note 7 “Income taxes” in the notes to the consolidated financial statements for additional information regarding the our income tax benefit/expense and effective tax rates.
Financial condition
The following discussion of our financial condition compares balances as of June 30, 2025 and December 31, 2024.
Loan portfolio
The following table sets forth the balance and associated percentage of each class of financing receivable in our loan portfolio as of the dates indicated:

	June 30,			December 31,
	2025				2024
(dollars in thousands)	Committed	Amount Outstanding	% of total outstanding	Committed	Amount Outstanding	% of total outstanding
Loan Type:
Commercial and industrial	$3,185,444	$1,788,911	18%	$3,062,626	$1,691,213	18%
Construction	1,558,347	1,022,678	10%	1,585,865	1,087,732	11%
Residential real estate:
1-to-4 family mortgage	1,664,241	1,660,696	17%	1,624,053	1,616,754	17%
Residential line of credit	1,387,003	641,433	7%	1,336,506	602,475	6%
Multi-family mortgage	591,514	587,254	6%	665,813	653,769	7%
Commercial real estate:
Owner-occupied	1,456,258	1,370,123	14%	1,436,424	1,357,568	14%
Non-owner occupied	2,266,663	2,198,689	22%	2,154,027	2,099,129	22%
Consumer and other	626,497	604,498	6%	507,175	493,744	5%
Total loans	$12,735,967	$9,874,282	100%	$12,372,489	$9,602,384	100%
Our loans HFI portfolio is our most significant earning asset, comprising 73.9% and 73.0% of our total assets at June 30, 2025 and December 31, 2024, respectively. Our strategy is to grow our loan portfolio by originating quality commercial and consumer type loans that comply with our credit policies and that produce revenues consistent with our financial objectives. Our overall lending approach is primarily focused on providing credit to our customers directly in the markets we serve. However, we also participate in loan syndications and participations from other banks (collectively, “participated loans”). As of June 30, 2025 and December 31, 2024, loans HFI included approximately $255.6 million and $177.6 million, respectively, related to participated loans.
We also sell loan participations to unaffiliated third-parties as part of our credit risk management and balance sheet management strategy. During the three months ended June 30, 2025 and 2024, we sold $2.4 million and $9.0 million loan participations, respectively. During the six months ended June 30, 2025 and 2024, we sold $3.5 million and $17.0 million loan participations, respectively. All loans, whether or not we act as a participant, are underwritten to the same standards as all other loans we originate. We believe our loan portfolio is well-balanced, which provides us with the opportunity to grow while monitoring our loan concentrations.
Loan concentrations are considered to exist when there are amounts loaned to a number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. Our lending activity is heavily concentrated in the geographic market areas we serve, with the highest concentration in Tennessee. This geographic concentration subjects our loan portfolio to the general economic conditions within the state. The risks created by this concentration have been considered by management in the determination of the appropriateness of the allowance for credit losses on loans HFI. As of June 30, 2025 and December 31, 2024, there were no concentrations of loans exceeding 10% of total loans other than our geographic exposure to Tennessee and Alabama, as well as the categories of loans disclosed in the table above. We believe our loan portfolio is diversified relative to industry concentrations across the various loan portfolio categories. For additional details related to the concentrations within our loan portfolio, refer to the industry classification and collateral property type concentration tables detailed later in this section.
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
The table below shows concentration ratios for the Bank and Company as of June 30, 2025 and December 31, 2024.

	As a percentage (%) of tier 1 capital plus allowance for credit losses
	FirstBank	FB Financial Corporation
June 30, 2025
Construction	66.4%	63.6%
Commercial real estate	249.3%	238.7%
December 31, 2024
Construction	70.1%	67.1%
Commercial real estate	249.3%	238.5%

Loan categories: The principal categories of our loans held for investment portfolio are discussed below:
Commercial and industrial loans.
Commercial and industrial loans are typically made to small and medium-sized manufacturing, wholesale, retail and service businesses, and farmers for working capital and operating needs and business expansions. This category also includes loans secured by manufactured housing receivables made primarily to manufactured housing communities. Commercial and industrial loans generally include lines of credit and loans with maturities of five years or less. Commercial and industrial loans are generally made with operating cash flows as the primary source of repayment, but also include collateralization by inventory, accounts receivable, equipment and personal guarantees. This loan segment also includes our farmland and agriculture loans are underwritten with various terms and payment schedules and are generally collateralized by real estate, crop production, or other related assets.

Construction loans.
Construction loans include commercial construction, land acquisition and land development loans and single-family interim construction loans to small and medium-sized businesses and individuals. These loans are generally secured by the land, or the real property being built and are made based on our assessment of the value of the property on an as-completed basis and repayment depends upon project completion and sale, refinancing, or operation of the real estate.

1-to-4 family mortgage loans.
Our residential real estate 1-to-4 family mortgage loans are primarily made with respect to and secured by single family homes in a first lien position which are both owner-occupied and investor owned. This pool also includes 100% financed mortgages that consist of 1-to-4 family mortgages that are originated under a 100% financing program for first time home buyers. 100% financed mortgages loans are further evaluated separately from the 1-4 family mortgage pool due to high initial loan value. This pool also includes our manufactured housing loans secured by real estate collateral. Repayment of loans in this loan segment are primarily dependent upon the cash flow of the borrower and the value of the property.

Residential line of credit loans.
Our residential line of credit loans includes junior liens consist of revolving lines of credit and term notes that are typically not in first position for liquidation preference. Repayment depends primarily on the cash flow of the borrower as well as the value of the real estate collateral.

Multi-family residential loans.
Our multi-family residential loans are primarily secured by multi-family properties, such as apartments and condominium buildings. Repayment depends primarily upon the cash flow of the borrower as well as the value of the real estate collateral.

Commercial real estate owner-occupied loans.
Our commercial real estate owner-occupied loans include loans to finance commercial real estate owner occupied properties for various purposes including use as offices, warehouses, production facilities, health care facilities, retail centers, restaurants, and church facilities. Commercial real estate owner-occupied loans are typically repaid through the ongoing business operations of the borrower.

Commercial real estate non-owner occupied loans.
Our commercial real estate non-owner occupied loans include loans to finance commercial real estate investment properties for various purposes including use as offices, warehouses, health care facilities, hotels, mixed-use residential/commercial, manufactured housing communities, retail centers, multifamily properties, and assisted living facilities. Commercial real estate non-owner occupied loans are typically repaid with the funds received from the sale or refinancing of the property or rental income from such property.

Consumer and other loans.
Our consumer and other loans include loans to individuals for personal, family and household purposes, including car, boat and other recreational vehicle loans and personal lines of credit. Consumer loans are generally secured by vehicles and other household goods, with repayment depending primarily on the cash flow of the borrower. Consumer and other loans also include manufactured housing loans which are comprised of loans collateralized by manufactured housing not secured by real estate. As these manufacturing housing loans exhibit risk characteristics similar to both 1-to-4 family loans and consumer loans and are therefore further evaluated in a separate pool. Repayment is dependent upon the cash flow of the borrower and the value of the property. Other loans include municipal loans to states and political subdivisions in the U.S. and are repaid through tax revenues or refinancing.

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

	June 30, 2025
(dollars in thousands)	Committed	Amount Outstanding	Nonperforming(1)
Commercial and industrial
Finance and insurance	$495,785	$309,107	$—
Real estate rental and leasing	464,724	270,440	364
Construction	360,562	93,443	725
Information	245,271	161,541	—
Manufacturing	234,699	153,995	—
Wholesale trade	207,797	123,952	151
Professional, scientific and technical services	206,525	129,795	9
Educational services	172,943	51,838	—
Retail trade	118,583	82,148	219
Administrative and support and waste management and remediation services	108,579	67,831	—
Other services (except public administration)	107,996	60,584	200
Health care and social assistance	98,095	51,747	456
Transportation and warehousing	83,167	75,355	16
Arts, entertainment and recreation	65,167	35,714	112
Accommodation and food services	62,607	54,474	324
Management of companies and enterprises	43,086	25,070	—
Other	109,858	41,877	240
Total	$3,185,444	$1,788,911	$2,816

Commercial real estate owner-occupied
Real estate rental and leasing	$247,205	$232,026	$—
Other services (except public administration)	204,144	196,681	3,474
Retail trade	185,796	180,056	251
Manufacturing	136,242	124,527	37
Health care and social assistance	132,113	128,359	206
Accommodation and food services	115,293	114,262	—
Transportation and warehousing	76,980	60,340	—
Construction	76,496	66,546	—
Wholesale trade	75,077	72,136	—
Professional, scientific and technical services	43,090	41,848	91
Arts, entertainment and recreation	36,651	36,090	—
Agriculture, forestry, fishing and hunting	29,746	27,311	678
Management of companies and enterprises	19,877	17,864	—
Educational services	18,798	18,432	—
Finance and insurance	17,724	14,143	2,668
Administrative and support and waste management and remediation services	15,399	14,164	492
Other	25,627	25,338	10
Total	$1,456,258	$1,370,123	$7,907
(1) Nonperforming loans are those on which the accrual of interest has stopped, as well as loans that are contractually 90 days past due on which interest continues to accrue.

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

	June 30, 2025
(dollars in thousands)	Committed	Amount Outstanding	Nonperforming(1)
Commercial real estate non-owner occupied
Retail	$490,847	$480,832	$3,457
Office	406,039	397,890	9
Warehouse and industrial	386,725	355,845	—
Hotel	321,042	318,742	—
Assisted living and special care facilities	150,055	149,350	—
Self-storage	138,409	137,633	102
Land-Manufactured housing	114,617	113,442	129
Healthcare facility	71,279	71,127	—
Restaurants, bars and event venues	50,237	43,863	—
Recreation, sports and entertainment	35,217	35,213	—
Other	102,196	94,752	—
Total	$2,266,663	$2,198,689	$3,697

Construction
Consumer:
Construction	$221,001	$138,032	$16,872
Land	39,684	33,308	—
Commercial:
Land	243,095	203,329	1,653
Multi-family	197,426	115,928	—
Office	33,813	30,002	5,729
Self-storage	25,940	3,682	—
Recreation, sports and entertainment	18,252	10,601	—
Retail	15,016	9,625	—
Convenience store and gas station	12,046	7,797	—
Car wash	3,973	3,973	—
Other	60,795	32,266	—
Residential Development:
Construction	544,049	339,215	4,772
Land	118,961	71,186	—
Lots	24,296	23,734	—
Total	$1,558,347	$1,022,678	$29,026
1) Nonperforming loans are those on which the accrual of interest has stopped, as well as loans that are contractually 90 days past due on which interest continues to accrue.
Loan maturity and sensitivities
The following table presents the contractual maturities of our loan portfolio as of June 30, 2025. Loans with scheduled maturities are reported in the maturity category in which the payment is due. Demand loans with no stated maturity and overdrafts are reported in the “due in 1 year or less” category. Loans that have adjustable rates are shown as amortizing to final maturity rather than when the interest rates are next subject to change. The tables do not include prepayment assumptions or scheduled repayments.

	June 30, 2025
Loan type (dollars in thousands)	Maturing in one year or less	Maturing in one to five years	Maturing in five to fifteen years	Maturing after fifteen years	Total
Commercial and industrial	$674,478	$971,235	$142,467	$731	$1,788,911
Construction	474,352	479,074	66,641	2,611	1,022,678
Residential real estate:
1-to-4 family mortgage	125,041	497,634	183,293	854,728	1,660,696
Residential line of credit	64,281	119,404	457,748	—	641,433
Multi-family mortgage	102,276	347,090	121,916	15,972	587,254
Commercial real estate:
Owner-occupied	157,586	874,882	325,471	12,184	1,370,123
Non-owner occupied	319,266	1,306,497	563,923	9,003	2,198,689
Consumer and other	36,444	93,612	115,107	359,335	604,498
Total ($)	$1,953,724	$4,689,428	$1,976,566	$1,254,564	$9,874,282
Total (%)	19.8%	47.5%	20.0%	12.7%	100.0%
For loans due after one year or more, the following table presents the interest rate composition for loans outstanding as of June 30, 2025.

	June 30, 2025
Loan type (dollars in thousands)	Fixed interest rate	Floating interest rate	Total
Commercial and industrial	$421,096	$693,337	$1,114,433
Construction	130,429	417,897	548,326
Residential real estate:
1-to-4 family mortgage	1,123,888	411,767	1,535,655
Residential line of credit	4,250	572,902	577,152
Multi-family mortgage	291,064	193,914	484,978
Commercial real estate:
Owner-occupied	835,948	376,589	1,212,537
Non-owner occupied	1,028,629	850,794	1,879,423
Consumer and other	501,570	66,484	568,054
Total ($)	$4,336,874	$3,583,684	$7,920,558
Total (%)	54.8%	45.2%	100.0%
The following table presents the contractual maturities of our loan portfolio segregated into fixed and floating interest rate loans as of June 30, 2025.

	June 30, 2025
Contractual maturity (dollars in thousands)	Fixed interest rate	Floating interest rate	Total
One year or less	$644,431	$1,309,293	$1,953,724
One to five years	2,484,702	2,204,726	4,689,428
Five to fifteen years	931,079	1,045,487	1,976,566
Over fifteen years	921,093	333,471	1,254,564
Total ($)	$4,981,305	$4,892,977	$9,874,282
Total (%)	50.4%	49.6%	100.0%

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
Nonperforming assets
Our nonperforming assets consist of nonperforming loans, other real estate owned and other repossessed non-earning assets. As of June 30, 2025 and December 31, 2024, we had $123.0 million and $121.9 million, respectively, in nonperforming assets. Nonperforming loans are those on which the accrual of interest has stopped, as well as loans that are contractually 90 days past due on which interest continues to accrue. Accrued interest receivable written off as an adjustment to interest income amounted to $1.1 million and $0.2 million for the three months ended June 30, 2025 and 2024, respectively, and $1.3 million and $0.4 million for the six months ended June 30, 2025 and 2024, respectively. Additionally, we had net interest recoveries on nonperforming assets previously charged off of $0.4 million and $0.7 million for the three months ended June 30, 2025 and 2024, respectively, and $0.9 million and $1.0 million for the six months ended June 30, 2025 and 2024, respectively.
Nonperforming loans HFI increased by $12.2 million to $95.9 million as of June 30, 2025 compared to $83.7 million as of December 31, 2024. The increase in nonperforming loans primarily occurred in our construction and multi-family portfolios partially offset by a decrease in a our commercial and industrial portfolio.
As of June 30, 2025 and December 31, 2024, we had $21.0 million and $31.4 million, respectively, of delinquent GNMA optional repurchase loans previously sold included on our consolidated balance sheets in loans held for sale. These are considered nonperforming assets as we do not earn any interest on the unexercised option to repurchase these loans.
As of both June 30, 2025 and December 31, 2024, other real estate owned included $0.1 million of excess land and facilities held for sale resulting from our prior acquisitions. Other repossessed assets also included other repossessed non-real estate amounting to $3.2 million and $2.4 million as of June 30, 2025 and December 31, 2024, respectively.

The following table provides details of our nonperforming assets, the ratio of such loans and other nonperforming assets to total assets, and certain other related information as of the dates presented:

	June 30,		December 31,
(dollars in thousands)	2025	2024	2024
Loan Type:
Commercial and industrial	$2,816	$22,862	$10,391
Construction	29,026	5,896	11,453
Residential real estate:
1-to-4 family mortgage	24,764	18,330	27,944
Residential line of credit	1,808	1,973	1,894
Multi-family mortgage	9,582	29	21
Commercial real estate:
Owner-occupied	7,907	9,163	9,645
Non-owner occupied	3,697	3,147	6,179
Consumer and other	16,312	11,823	16,178
Total nonperforming loans HFI	$95,912	$73,223	$83,705
Mortgage loans held for sale(1)	20,977	22,354	31,357
Other real estate owned	2,998	4,173	4,409
Other repossessed assets	3,151	1,720	2,444
Total nonperforming assets	$123,038	$101,470	$121,915
Nonperforming loans HFI as a percentage of total loans HFI	0.97%	0.79%	0.87%
Nonperforming assets as a percentage of total assets	0.92%	0.81%	0.93%
Nonaccrual loans HFI as a percentage of loans HFI	0.75%	0.60%	0.62%
(1) Represents optional right to repurchase government guaranteed GNMA mortgage loans previously sold that meet certain defined delinquency criteria.
We have evaluated our loans HFI classified as nonperforming and believe all nonperforming loans have been adequately reserved for in the allowance for credit losses on loans HFI as of June 30, 2025 and December 31, 2024. Management also continually monitors past due loans for potential credit quality deterioration. Loans not considered nonperforming include loans 30-89 days past due that continue to accrue interest amounting to $64.4 million at June 30, 2025 as compared to $47.9 million at December 31, 2024. The increase from December 31, 2024 to June 30, 2025 primarily occurred within our construction and consumer and other portfolios offset with a decrease in our 1-to-4 family mortgage portfolio.
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
As of June 30, 2025, we utilize the discounted cash flow estimation technique, adjusted for current conditions and reasonable and supportable forecasts, to estimate the expected credit losses of its loan segments, except consumer and other loans, which as of June 30, 2025, utilize the weighted average remaining maturity loss rate technique. We determined that the use of the updated estimate techniques and related inputs and assumptions enhances the transparency, accuracy and relevance of information relating to its allowance for credit losses through the application of data and calculations more clearly calibrated to our historical experience, the nature of its loan portfolio and unfunded commitments, and expectations for future economic conditions and corresponding expected credit losses. See “Note 1, “Basis of presentation” in this Report for further discussion on the change in estimate. The changes are accounted for as a change in estimate included in the provision for credit losses and did not have a material impact to our operating results and financial condition.
Prior to June 30, 2025, our estimates for credit losses calculation utilized a lifetime loss rate model. See Note 1, “Basis of presentation and summary of significant accounting policies,” in the notes to our consolidated financial statements in our Annual Report that was filed with the SEC on February 25, 2025, for additional information regarding our estimates prior to June 30, 2025.

The following table presents the allocation of the allowance for credit losses on loans HFI by loan category as well as the ratio of loans by loan category compared to the total loan portfolio as of the dates indicated:

	June 30,		December 31,
	2025		2024
(dollars in thousands)	Amount	ACL as a % of loans HFI category	Amount	ACL as a % of loans HFI category
Loan Type:
Commercial and industrial	$20,271	1.13%	$16,667	0.99%
Construction	21,848	2.14%	31,698	2.91%
Residential real estate:
1-to-4 family mortgage	30,262	1.82%	25,340	1.57%
Residential line of credit	8,671	1.35%	10,952	1.82%
Multi-family mortgage	10,894	1.86%	10,512	1.61%
Commercial real estate:
Owner-occupied	11,939	0.87%	11,993	0.88%
Non-owner occupied	26,303	1.20%	25,531	1.22%
Consumer and other	18,760	3.10%	19,249	3.90%
Total allowance for credit losses on loans HFI	$148,948	1.51%	$151,942	1.58%

The following table summarizes activity in our allowance for credit losses on loans HFI during the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31,
(dollars in thousands)	2025	2024	2025	2024	2024
Allowance for credit losses on loans HFI at beginning of period	$150,531	$151,667	$151,942	$150,326	$150,326
Charge-offs:
Commercial and industrial	(70)	(26)	(2,971)	(69)	(11,080)
Construction	—	—	—	(92)	(122)
Residential real estate:
1-to-4 family mortgage	(433)	(293)	(436)	(293)	(439)
Residential line of credit	—	—	—	(20)	(73)
Commercial real estate:
Owner-occupied	—	—	(17)	—	—
Consumer and other	(951)	(594)	(1,923)	(1,366)	(3,051)
Total charge-offs	$(1,454)	$(913)	$(5,347)	$(1,840)	$(14,765)
Recoveries:
Commercial and industrial	$173	$20	$215	$34	$428
Residential real estate:
1-to-4 family mortgage	11	10	20	66	84
Residential line of credit	1	—	1	—	18
Commercial real estate:
Owner-occupied	9	188	30	228	245
Non-owner occupied	528	—	529	—	—
Consumer and other	251	143	754	449	939
Total recoveries	$973	$361	$1,549	$777	$1,714
Net charge-offs	(481)	(552)	(3,798)	(1,063)	(13,051)
Impact of change in accounting estimate for current expected credit losses(1)	(6,848)	—	(6,848)	—	—
Provision for credit losses on loans HFI(1)	5,746	3,940	7,652	5,792	14,667
Allowance for credit losses on loans HFI at the end of period	$148,948	$155,055	$148,948	$155,055	$151,942
Ratio of net charge-offs during the period to average loans outstanding during the period	(0.02)%	(0.02)%	(0.08)%	(0.02)%	(0.14)%
Allowance for credit losses on loans HFI as a percentage of loans	1.51%	1.67%	1.51%	1.67%	1.58%
Allowance for credit losses on loans HFI as a percentage of nonaccrual loans HFI	201.4%	276.1%	201.4%	276.1%	256.0%
Allowance for credit losses on loans HFI as a percentage of nonperforming loans	155.3%	211.8%	155.3%	211.8%	181.5%
(1) We made certain changes to its estimation techniques and certain related inputs and assumptions in its estimates of credit losses as of June 30, 2025. See “Note 1, “Basis of presentation” in this Report for further discussion on the change in estimate. The changes are accounted for as a change in estimate included in the provision for credit losses and did not have a material impact to our operating results and financial condition.

The following tables details our provision for (reversal of) credit losses on loans HFI and net (charge-offs) recoveries to average loans HFI outstanding by loan category during the periods indicated:

	Provision for (reversal of) credit losses on loans HFI(1)	Net recoveries (charge-offs)	Average loans HFI	Ratio of net recoveries (charge-offs) to average loans HFI
(dollars in thousands)
Three months ended June 30, 2025
Commercial and industrial	$4,647	$103	$1,774,727	0.02%
Construction	(3,804)	—	1,026,505	—%
Residential real estate:
1-to-4 family mortgage	4,484	(422)	1,634,538	(0.10)%
Residential line of credit	(2,526)	1	623,991	—%
Multi-family mortgage	(522)	—	636,696	—%
Commercial real estate:
Owner-occupied	(144)	9	1,367,656	—%
Non-owner occupied	(2,544)	528	2,176,214	0.10%
Consumer and other	(693)	(700)	600,605	(0.47)%
Total	$(1,102)	$(481)	$9,840,932	(0.02)%
Three months ended June 30, 2024
Commercial and industrial	$5,264	$(6)	$1,615,210	—%
Construction	(3,138)	—	1,231,476	—%
Residential real estate:
1-to-4 family mortgage	(214)	(283)	1,578,939	(0.07)%
Residential line of credit	179	—	553,711	—%
Multi-family mortgage	(163)	—	613,219	—%
Commercial real estate:
Owner-occupied	375	188	1,241,264	0.06%
Non-owner occupied	594	—	1,997,018	—%
Consumer and other	1,043	(451)	432,985	(0.42)%
Total	$3,940	$(552)	$9,263,822	(0.02)%
Six Months Ended June 30, 2025
Commercial and industrial	$6,360	$(2,756)	$1,732,477	(0.32)%
Construction	(9,850)	—	1,046,311	—%
Residential real estate:
1-to-4 family mortgage	5,338	(416)	1,630,233	(0.05)%
Residential line of credit	(2,282)	1	614,753	—%
Multi-family mortgage	382	—	634,682	—%
Commercial real estate:
Owner-occupied	(67)	13	1,352,619	—%
Non-owner occupied	243	529	2,134,919	0.05%
Consumer and other	680	(1,169)	585,608	(0.40)%
Total	$804	$(3,798)	$9,731,602	(0.08)%
Six Months Ended June 30, 2024
Commercial and industrial	$2,966	$(35)	$1,648,165	—%
Construction	(1,110)	(92)	1,274,163	(0.01)%
Residential real estate:
1-to-4 family mortgage	(647)	(227)	1,580,443	(0.03)%
Residential line of credit	649	(20)	543,727	(0.01)%
Multi-family mortgage	(32)	—	610,185	—%
Commercial real estate:
Owner-occupied	431	228	1,248,862	0.04%
Non-owner occupied	1,578	—	1,993,899	—%
Consumer and other	1,957	(917)	425,864	(0.43)%
Total	$5,792	$(1,063)	$9,325,308	(0.02)%

	Provision for (reversal of) credit losses on loans HFI(1)	Net (charge-offs) recoveries	Average loans HFI	Ratio of (charge-offs) net recoveries to average loans HFI
(dollars in thousands)
Year Ended December 31, 2024
Commercial and industrial	$7,720	$(10,652)	$1,655,250	(0.64)%
Construction	(3,552)	(122)	1,199,414	(0.01)%
Residential real estate:
1-to-4 family mortgage	(810)	(355)	1,587,111	(0.02)%
Residential line of credit	1,539	(55)	562,877	(0.01)%
Multi-family mortgage	1,670	—	629,920	—%
Commercial real estate:
Owner occupied	1,095	245	1,278,683	0.02%
Non-owner occupied	2,566	—	2,021,677	—%
Consumer and other	4,439	(2,112)	449,526	(0.47)%
Total	$14,667	$(13,051)	$9,384,458	(0.14)%
(1) We made certain changes to its estimation techniques and certain related inputs and assumptions in its estimates of credit losses as of June 30, 2025. See “Note 1, “Basis of presentation” in this Report for further discussion on the change in estimate. The changes are accounted for as a change in estimate included in the provision for credit losses and did not have a material impact to our operating results and financial condition.
The ACL on loans HFI was $148.9 million and $151.9 million and represented 1.51% and 1.58% of loans HFI as of June 30, 2025 and December 31, 2024, respectively. For further information related to the change in the ACL refer to “Provision for credit losses” section herein and Note 3, “Loans and allowance for credit losses on loans HFI” in the notes to our consolidated financial statements.
For the both three months ended June 30, 2025 and 2024, we experienced net charge-offs of $0.5 million, or 0.02% of average loans HFI. For the six months ended June 30, 2025, we experienced net charge-offs of $3.8 million, or 0.08% of average loans HFI, compared to net charge-offs of $1.1 million, or 0.02% for the six months ended June 30, 2024. Our ratio of total nonperforming loans HFI as a percentage of total loans HFI increased by 10 basis points to 0.97% as of June 30, 2025 compared to December 31, 2024 primarily due to increases in nonperforming loans in our construction and multi-family portfolios partially offset by a decrease in a our commercial and industrial portfolio.
Management has made a concerted effort to reduce exposure to construction lending. The reduction in construction balances and the corresponding allowance reduction offset some of the additional allowance needed related to growth in other loan segments.
We also maintain an allowance for credit losses on unfunded commitments in other liabilities, which increased to $12.9 million as of June 30, 2025 from $6.1 million as of December 31, 2024 due to the change in CECL loss estimation methodology and changes in forward-looking funding assumptions which most notably impacted reserves for our residential and commercial lines.
Loans held for sale
Mortgage loans held for sale consisted of $123.2 million of residential real estate mortgage loans in the process of being sold to third-party private investors or government sponsored agencies and $21.0 million of GNMA optional repurchase loans. This compares to $95.4 million of residential real estate mortgage loans in the process of being sold to third-party private investors or government sponsored agencies and $31.4 million of GNMA optional repurchase loans as of December 31, 2024.

Deposits
Deposits represent the Bank’s primary source of funding. We continue to focus on growing core customer deposits through our relationship driven banking philosophy, community-focused marketing programs and our treasury management services.
Total deposits were $11.40 billion and $11.21 billion as of June 30, 2025 and December 31, 2024, respectively.
Noninterest-bearing deposits at June 30, 2025 and December 31, 2024 were $2.19 billion and $2.12 billion, respectively. Noninterest bearing deposits include mortgage escrow deposits which increased to $114.7 million as of June 30, 2025 from $69.0 million as of December 31, 2024.
Our interest-bearing deposits were $9.21 billion and $9.09 billion at June 30, 2025 and December 31, 2024, respectively.
Interest-bearing checking deposits decreased to $2.33 billion at June 30, 2025 as compared to $2.91 billion at December 31, 2024. The decrease was driven by management's effort to manage down higher cost deposits.
Money market and savings deposits accounts increased by $307.1 million from December 31, 2024 primarily due to a promotional rate campaign targeting new and existing customers and commercial account growth across our footprint.
Customer time deposits increased by $341.5 million from December 31, 2024, driven by a $350.0 million short-term public funds time deposit.
Additionally, brokered and internet time deposits increased by $49.6 million to $518.7 million as of June 30, 2025 compared to December 31, 2024. This growth was a product of our liquidity management strategy
We have experienced a decrease in our cost of interest-bearing deposits due to a decrease in the interest rate environment. Average deposit balances by type, together with the average rates per period are reflected in the average balance sheet amounts, interest paid, and rate analysis tables included in this management’s discussion and analysis under the subheading “Results of operations” discussion.
Our deposit base may include certain deposits from related parties as disclosed within Note 14, “Related party transactions” in the notes to our consolidated financial statements included in this Report.

The following table sets forth the distribution by type of our deposit accounts as of the dates indicated:

	June 30,			December 31,
	2025			2024
(dollars in thousands)	Amount	% of total deposits	Average rate(1)	Amount	% of total deposits	Average rate(1)
Deposit Type
Noninterest-bearing demand	$2,191,903	19%	—%	$2,116,232	19%	—%
Interest-bearing checking	2,325,551	20%	2.57%	2,906,425	26%	3.05%
Money market	4,294,217	38%	3.41%	3,986,777	36%	3.84%
Savings deposits	351,335	3%	0.09%	351,706	3%	0.07%
Customer time deposits	1,721,745	15%	3.65%	1,380,205	12%	3.97%
Brokered and internet time deposits	518,719	5%	4.38%	469,089	4%	4.86%
Total deposits	$11,403,470	100%	2.51%	$11,210,434	100%	2.76%

Customer Time Deposits(2)
0.00-1.00%	$125,012	7%		$65,302	5%
1.01-2.00%	76,575	4%		63,582	5%
2.01-3.00%	193,341	11%		74,171	5%
3.01-4.00%	1,267,092	74%		264,863	19%
4.01-5.00%	59,595	4%		875,916	63%
Above 5.00%	130	—%		36,371	3%
Total customer time deposits	$1,721,745	100%		$1,380,205	100%
Brokered and Internet Time Deposits(2)
0.00-1.00%	$—	—%		$—	—%
1.01-2.00%	—	—%		—	—%
2.01-3.00%	—	—%		—	—%
3.01-4.00%	518,719	100%		169,088	36%
4.01-5.00%	—	—%		199,888	43%
Above 5.00%	—	—%		100,113	21%
Total brokered and internet time deposits	$518,719	100%		$469,089	100%
Total time deposits	$2,240,464			$1,849,294
(1) Average rates presented for the six months ended June 30, 2025 and the year ended December 31, 2024, respectively. (2) Based on rates presented as of period-end.

Further details related to our deposit customer base is presented below as of the dates indicated:

	June 30,		December 31,
	2025		2024
(dollars in thousands)	Amount	% of total deposits	Amount	% of total deposits
Deposits by customer segment(1)
Consumer	$4,772,582	42%	$4,853,609	43%
Commercial	4,835,968	42%	4,802,105	43%
Public	1,794,920	16%	1,554,720	14%
Total deposits	$11,403,470	100%	$11,210,434	100%
(1) Segments are determined based on the customer account level.

The tables below set forth maturity information on time deposits and amounts in excess of the FDIC insurance limit as of June 30, 2025:

(dollars in thousands)	Amount	Weighted average interest rate at period end
Time deposits of $250 and less
Months to maturity:
Three or less	$421,433	3.77%
Over Three to Six	427,987	3.73%
Over Six to Twelve	216,654	3.26%
Over Twelve	344,017	3.51%
Total	$1,410,091	3.62%

Time deposits of greater than $250
Months to maturity:
Three or less	$520,143	3.98%
Over Three to Six	154,450	3.84%
Over Six to Twelve	105,056	3.52%
Over Twelve	50,724	3.27%
Total	$830,373	3.85%
Uninsured deposits are defined as the portion of deposit accounts in U.S. federally insured depository institutions that exceed the FDIC insurance limit and amounts in any other uninsured investment or deposit account that are classified as deposits and are not subject to any federal or state deposit insurance regimes. Collateralized deposits are included within our total uninsured deposits.
Further details related to our estimated insured or collateralized deposits and uninsured and uncollateralized deposits is presented below as of the dates indicated:

	June 30,	December 31,
	2025	2024
Estimated insured or collateralized deposits(1)	$8,418,783	$8,346,796
Estimated uninsured and uncollateralized deposits(1)	$2,984,687	$2,863,638
Estimated uninsured and uncollateralized deposits as a % of total deposits(1)	26.2%	25.5%
Estimated uninsured deposits(2)	$4,842,300	$4,478,898
(1) Amounts are shown on a fully consolidated basis and exclude deposits of affiliates that are eliminated in consolidation.
(2) Amounts are shown on an unconsolidated basis consistent with regulatory reporting requirements.

Other earning assets
Securities purchased under agreements to resell (“reverse repurchase agreements”)
We enter into agreements with certain customers to purchase investment securities under agreements to resell at specific dates in the future. This investment deploys some of our liquidity position into an instrument that improves the return on those funds. Securities purchased under agreements to resell totaled $54.1 million and $61.1 million at June 30, 2025 and December 31, 2024, respectively.
Federal funds sold
Federal funds may fluctuate from period to period depending upon our liquidity position at the time and our strategy for deploying liquidity. Federal funds sold totaled $298.0 million and $64.8 million at June 30, 2025 and December 31, 2024, respectively.
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
The fair value of our AFS debt securities portfolio was $1.34 billion and $1.54 billion as of June 30, 2025 and December 31, 2024, respectively. Included in the fair value of AFS debt securities were net unrealized losses of $63.3 million and $141.4 million as of June 30, 2025 and December 31, 2024, respectively. Current net unrealized losses are driven by prevailing interest rate levels versus interest rate levels when many of the bonds were purchased.
During the three and six months ended June 30, 2025, we sold $266.5 million of mortgage-backed AFS debt securities with a weighted average yield of 1.63%. We anticipate utilizing the proceeds from this transaction to redeem outstanding subordinated and trust preferred debt, as well as originating higher yielding loans. The securities sold resulted in a net loss on securities of $60.5 million. During the three and six months ended June 30, 2025, we purchased $78.1 million and $181.8 million, respectively, of AFS debt securities. Maturities, prepayments and calls of AFS debt securities totaled $59.8 million and $134.7 million for the three and six months ended June 30, 2025, respectively.
During the six months ended June 30, 2024, we sold $207.9 million of AFS debt securities, resulting in a net loss on securities of $16.2 million. We primarily sold agency collateralized mortgage obligations, agency mortgage-backed securities, U.S. Treasury and municipal securities. We reinvested the proceeds from the sales primarily into U.S. government agency AFS debt securities. There were no AFS debt securities sold during the three months ended June 30, 2024. During the three and six months ended June 30, 2024, we purchased $85.0 million and $366.6 million, respectively, of AFS debt securities. Maturities, prepayments and calls of AFS debt securities totaled $67.6 million and $134.2 million for the three and six months ended June 30, 2024, respectively.

The following table sets forth the fair value, scheduled maturities and weighted average yields for our AFS debt securities portfolio as of the dates indicated below:

	June 30,			December 31,
	2025			2024
(dollars in thousands)	Fair value	% of total investment securities	Weighted average yield (1)	Fair value	% of total investment securities	Weighted average yield (1)
U.S. Treasury securities:
Maturing within one year	$—	—%	—%	$299	—%	4.25%
Maturing in one to five years	—	—%	—%	—	—%	—%
Maturing in five to ten years	—	—%	—%	—	—%	—%
Maturing after ten years	—	—%	—%	—	—%	—%
Total U.S. Treasury securities	—	—%	—%	299	—%	4.25%
U.S. government agency securities:
Maturing within one year	—	—%	—%	—	—%	—%
Maturing in one to five years	—	—%	—%	—	—%	—%
Maturing in five to ten years	276,847	20.7%	4.73%	207,220	13.5%	5.28%
Maturing after ten years	365,417	27.4%	5.02%	355,787	23.1%	5.47%
Total U.S. government agency securities	642,264	48.1%	4.90%	563,007	36.6%	5.40%
Municipal securities:
Maturing within one year	200	—%	2.54%	548	—%	4.26%
Maturing in one to five years	5,246	0.4%	3.85%	3,611	0.2%	3.56%
Maturing in five to ten years	19,201	1.4%	3.02%	15,723	1.0%	3.06%
Maturing after ten years	119,581	8.9%	2.95%	127,975	8.3%	2.93%
Total municipal securities	144,228	10.7%	2.98%	147,857	9.5%	2.96%
Mortgage-backed securities - residential and commercial:
Maturing within one year	2	—%	5.59%	2,222	0.1%	3.35%
Maturing in one to five years	308	—%	2.12%	343	—%	2.16%
Maturing in five to ten years	7,657	0.6%	2.95%	13,424	0.9%	2.73%
Maturing after ten years	542,128	40.5%	3.87%	809,867	52.8%	3.10%
Total mortgage-backed securities - residential and commercial	550,095	41.1%	3.85%	825,856	53.8%	3.09%
Corporate securities:
Maturing within one year	—	—%	—%	—	—%	—%
Maturing in one to five years	978	0.1%	7.36%	989	0.1%	7.98%
Maturing in five to ten years	—	—%	—%	—	—%	—%
Maturing after ten years	—	—%	—%	—	—%	—%
Total corporate securities	978	0.1%	7.36%	989	0.1%	7.98%
Total AFS debt securities	$1,337,565	100.0%	4.26%	$1,538,008	100.0%	3.93%
(1)Yields on a tax-equivalent basis.

Borrowed funds
Deposits are the primary source of funds for our lending activities and general business purposes. However, we also fund our operations through other channels, including obtaining advances from the FHLB, borrowings from the Federal Reserve’s Discount Window or one-off borrowing programs, purchasing federal funds and engaging in overnight borrowing with correspondent banks, or entering into client repurchase agreements. We use these sources of funds as part of our asset liability management process to control our long-term interest rate risk exposure, even if it may increase our short-term cost of funds.
Our level of short-term borrowing can fluctuate on a daily basis depending on funding needs and the sources of funds to satisfy those needs, in addition to the overall interest rate environment and cost of public funds.
Securities sold under agreements to repurchase and federal funds purchased
We enter into agreements with certain customers to sell certain securities under agreements to repurchase the security the following day. These agreements are made to provide customers with comprehensive treasury management products as a short-term return for their excess funds. Securities sold under agreements to repurchase totaled $11.4 million and $13.5 million at June 30, 2025 and December 31, 2024, respectively.
We also maintain lines with certain correspondent banks that provide borrowing capacity in the form of federal funds purchased. Federal funds purchased are short-term borrowings that typically mature within one to ninety days. There were no such borrowings against these lines (i.e., federal funds purchased) as of June 30, 2025 or December 31, 2024.
FHLB advances
As a member of the FHLB system, we may utilize advances from the FHLB in order to provide additional liquidity and funding. Under these short-term agreements, we maintain a line of credit that as of June 30, 2025 and December 31, 2024 had total borrowing capacity of $1.48 billion and $1.40 billion, respectively. As of June 30, 2025 and December 31, 2024, we had qualifying loans pledged as collateral securing these lines amounting to $2.71 billion and $2.61 billion, respectively. There were no FHLB advances outstanding as of June 30, 2025 or December 31, 2024.
Subordinated debt
In 2003, we formed two separate trusts which issued $9.0 million and $21.0 million of floating rate trust preferred securities as part of a pooled offering of such securities. We issued junior subordinated debentures of $9.3 million, which included proceeds of common securities which we purchased for $0.3 million, and junior subordinated debentures of $21.7 million which included proceeds of common securities of $0.7 million. The trusts were created for the sole purpose of issuing 30-year capital trust preferred securities to fund the purchase of junior subordinated debentures issued by us. Both issuances were to the trusts in exchange for the proceeds of the securities offerings, which represent the sole asset of the trusts.
Additionally, in 2020, the Bank placed $100.0 million of ten year fixed-to-floating rate subordinated notes, maturing September 1, 2030.
We anticipate utilizing a portion of the proceeds from the securities sale transaction during the three months ended June 30, 2025 to redeem our outstanding subordinated and trust preferred debt.
Further information related to our subordinated debt as of June 30, 2025 is detailed below:

(dollars in thousands)	Year established	Maturity	Call date	Total debt outstanding	Interest rate	Coupon structure
Subordinated debt issued by trust preferred securities:
FBK Trust I (1)	2003	06/09/2033	6/09/2008	$9,280	7.81%	3-month SOFR plus 3.51%
FBK Trust II (1)	2003	06/26/2033	6/26/2008	21,650	7.71%	3-month SOFR plus 3.41%
Additional subordinated debt:
FBK subordinated debt I(2)	2020	09/01/2030	9/1/2025	100,000	4.50%	Semi-annual fixed(3)
Unamortized debt issuance costs				(32)
Total subordinated debt, net				$130,898
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

Other borrowings
Other borrowings on our consolidated balance sheets includes our finance lease liability totaling $1.2 million as of both June 30, 2025 and December 31, 2024. In addition, other borrowings on our consolidated balance sheets include guaranteed rebooked GNMA loans previously sold that meet certain defined delinquency criteria and are eligible for repurchase totaling $21.0 million and $31.4 million as of June 30, 2025 and December 31, 2024, respectively. See Note 5, “Leases” and Note 10, “Fair value of financial instruments” within the notes to our consolidated financial statements herein for additional information regarding our finance lease and guaranteed GNMA loans eligible for repurchase, respectively.

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
Our investment portfolio is another alternative for meeting liquidity needs. These assets generally have readily available markets that offer conversions to cash as needed. AFS debt securities within our investment portfolio are typically used to secure government, public, trust and other deposits and as collateral for short-term borrowings, letters of credit and derivative instruments. As of June 30, 2025 and December 31, 2024, we had pledged securities with carrying values of $790.2 million and $937.0 million, respectively.
Additional sources of liquidity include federal funds purchased, repurchase agreements, FHLB borrowings and lines of credit. Interest is charged at the prevailing market rate on federal funds purchased, reverse repurchase agreements and FHLB advances. Overnight advances obtained from the FHLB are used primarily to meet day to day liquidity needs, particularly when the cost of such borrowing compares favorably to the rates that we would be required to pay to attract deposits. There were no FHLB advances outstanding as of June 30, 2025 or December 31, 2024. As of June 30, 2025, we had the ability to borrow $1.48 billion through FHLB advances with remaining capacity of $1.48 billion. As of December 31, 2024, there was $1.40 billion available to borrow against with a remaining capacity of $1.40 billion.
We also maintained unsecured lines of credit with other commercial banks totaling $370.0 million as of both June 30, 2025 and December 31, 2024. These are unsecured, uncommitted lines of credit typically maturing at various times within the next twelve months. There were no such borrowings against these lines (i.e., federal funds purchased) as of June 30, 2025 or December 31, 2024. As of both June 30, 2025 and December 31, 2024, we also had $50.0 million available through the IntraFi network, which allows us to offer banking customers access to FDIC insurance protection on deposits through our Bank which exceed FDIC insurance limits.

Our current on-balance sheet liquidity and available sources of liquidity are summarized in the table below:

	June 30,	December 31,
(dollars in thousands)	2025	2024
Current on-balance sheet liquidity:
Cash and cash equivalents	$1,165,729	$1,042,488
Unpledged AFS debt securities	547,354	600,965
Total on-balance sheet liquidity	$1,713,083	$1,643,453

Available sources of liquidity:
Unsecured borrowing capacity(1)	$3,325,751	$3,318,091
FHLB remaining borrowing capacity	1,481,376	1,397,905
Federal Reserve discount window	2,119,018	2,053,541
Total available sources of liquidity	$6,926,145	$6,769,537

On-balance sheet liquidity as a percentage of total assets	12.8%	12.5%
On-balance sheet liquidity and available sources of liquidity as a percentage of estimated uninsured and uncollateralized deposits(2)	289.5%	293.8%
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
Due to state banking laws, the Bank may not declare dividends in any calendar year in an amount exceeding the total of its net income for that year combined with its retained net income of the preceding two years, without the prior approval of the TDFI. Based upon this regulation, as of June 30, 2025 and December 31, 2024, $91.4 million and $185.9 million of the Bank’s retained earnings were available for the payment of dividends without such prior approval. In addition, dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements. During the three and six months ended June 30, 2025, there were $52.3 million and $62.1 million in cash dividends approved by the board for payment from the Bank to the holding company. During the three and six months ended June 30, 2024, there were $20.0 million and $28.5 million in cash dividends approved by the board for payment from the Bank to the holding company in addition to an asset dividend of an equity security amounting to $1.7 million. None of these required approval from the TDFI. Subsequent to June 30, 2025, the Board approved a dividend from the Bank to the holding company to be paid in the third quarter for $40.7 million that also did not require approval from the TDFI.
During the three and six months ended June 30, 2025, the Company declared shareholder dividends of $0.19 per share, or $8.8 million and $0.38 per share, or $17.8 million, respectively. During the three and six months ended June 30, 2024, the Company declared shareholder dividends of $0.17 per share, or $8.0 million and 0.34 per share, or $16.1 million, respectively. Subsequent to June 30, 2025, the Company declared a quarterly dividend in the amount of $0.19 per share, payable on August 26, 2025, to stockholders of record as of August 12, 2025.

Shareholders’ equity and capital management
Our total shareholders’ equity was $1.61 billion and $1.57 billion as of June 30, 2025 and December 31, 2024, respectively. The increase in shareholders’ equity was primarily attributable to net income of $42.3 million and a $44.8 million unrealized loss reclassification adjustment for loss on sale of securities included in net income, net of tax benefit. This increase was partially off-set by dividends declared of $17.8 million and stock repurchases of $44.1 million. Book value per common share was $35.17 as of June 30, 2025 and $33.59 as of December 31, 2024.
Our capital management consists of providing adequate equity to support our current and future operations. We are subject to various regulatory capital requirements administered by state and federal banking agencies, including the TDFI, Federal Reserve and the FDIC. Failure to meet minimum capital requirements may prompt certain actions by regulators that, if undertaken, could have a direct material adverse effect on our financial condition and results of operations. The Federal Reserve and the FDIC have issued guidelines governing the levels of capital that banks must maintain. As of June 30, 2025 and December 31, 2024, we met all capital adequacy requirements for which we were subject. See additional discussion regarding our capital adequacy and ratios within Note 12, “Minimum capital requirements” in the notes to our consolidated financial statements contained herein.

June 30, 2025	FB Financial Corporation	FirstBank	To be Well-Capitalized(1)
Total risk-based capital	14.7%	14.2%	10.0%
Tier 1 risk-based capital	12.6%	12.1%	8.0%
Common Equity Tier 1 ratio	12.3%	12.1%	6.5%
Tier 1 leverage	11.3%	10.8%	5.0%
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

The following analysis depicts the estimated impact on net interest income and EVE of immediate changes in interest rates at the specified levels for the periods presented:

	Percentage change in:
	Net interest income (1)
Change in interest rates	June 30,	December 31,
(in basis points)	2025	2024
+400	8.61%	10.4%
+300	7.16%	8.39%
+200	5.06%	5.78%
+100	2.67%	2.97%
-100	(2.91)%	(2.87)%
-200	(5.81)%	(6.06)%

	Percentage change in:
	Economic value of equity (2)
Change in interest rates	June 30,	December 31,
(in basis points)	2025	2024
+400	(18.1)%	(14.5)%
+300	(13.8)%	(12.3)%
+200	(8.64)%	(7.92)%
+100	(3.97)%	(3.80)%
-100	3.10%	3.08%
-200	5.12%	5.17%
(1)The percentage change represents the projected net interest income for 12 months on a flat balance sheet in a stable interest rate environment versus the projected net interest income in the various rate scenarios.
(2)The percentage change in this column represents our EVE in a stable interest rate environment versus EVE in the various rate scenarios.
The results for the net interest income simulations as of June 30, 2025 and December 31, 2024 resulted in an asset sensitive position. The primary influence of our asset sensitivity is the floating rate structure in many of our loans held for investment as well as the composition of our liabilities which is primarily customer deposits. Our floating-rate loan portfolio is indexed to market rates and the timing and magnitude of loan and deposit repricing varies in proportion to market rate fluctuations. We actively monitor and perform stress tests on our deposit betas as part of our overall management of interest rate risk. This requires the use of various assumptions based on historical relationships of these variables in reaching any conclusion. Since these correlations are based on competitive pricing in the market, we anticipate that our future results will likely be different from the scenario results presented above and such differences could be material.
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
There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about repurchases of common stock by the Company during the quarter ended June 30, 2025:

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs (1)
April 1 - April 30	703,091	$41.83	703,091	$47,997,272
May 1 - May 31	108,613	44.59	108,613	43,154,041
June 1 - June 30	—	—	—	43,154,041
Total	811,704	$42.20	811,704	$43,154,041
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
ITEM 5 — OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the quarter ended June 30, 2025, none of the Company’s directors or executive officers adopted, modified, or terminated any contract, instruction, or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

FB Financial Corporation

/s/ Michael M. Mettee
August 4, 2025	Michael M. Mettee Chief Financial Officer (Principal Financial Officer)

/s/ Jonathan Pennington
August 4, 2025	Jonathan Pennington Chief Accounting Officer (Principal Accounting Officer)