Form 10-Q
period 2025-09-30
FB Financial Corp
filed 2025-11-07
CIK 1649749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________
FORM 10-Q
______________________________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of registrant’s Common Stock outstanding as of October 31, 2025 was 53,462,482.

PART I
GLOSSARY OF ABBREVIATIONS AND ACRONYMS
As used in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 (this “Report”), references to “we,” “our,” “us,” “FB Financial,” or “the Company” refer to FB Financial Corporation, a Tennessee corporation, and our wholly-owned banking subsidiary, FirstBank, a Tennessee state-chartered bank, unless otherwise indicated or the context otherwise requires. References to “Bank” or “FirstBank” refer to FirstBank, our wholly-owned banking subsidiary.
The acronyms and abbreviations identified below are used in the Notes to the consolidated financial statements as well as in the Management’s discussion and analysis of financial condition and results of operations. You may find it helpful to refer to this page as you read this Report.

ACL	Allowance for credit losses	FHLB	Federal Home Loan Bank
AFS	Available-for-sale	GAAP	U.S. generally accepted accounting principles
ALCO	Asset Liability Management Committee	GNMA	Government National Mortgage Association
ASC	Accounting Standard Codification	HFI	Held for investment
ASU	Accounting Standard Update	NIM	Net interest margin
Bank	FirstBank, subsidiary bank	OREO	Other real estate owned
BOLI	Bank-owned life insurance	PCD	Purchased credit-deteriorated
CECL	Current expected credit losses	PSU	Performance-based restricted stock units
Company	FB Financial Corporation	Report	Form 10-Q for the quarterly period ended September 30, 2025
CPR	Conditional prepayment rate	ROAA	Return on average assets
ESPP	Employee Stock Purchase Plan	ROAE	Return on average common equity
EVE	Economic value of equity	ROATCE	Return on average tangible common equity
FASB	Financial Accounting Standards Board	RSU	Restricted stock units
FDIC	Federal Deposit Insurance Corporation	SEC	U.S. Securities and Exchange Commission
FDM	Financial difficulty modification	SOFR	Secured overnight financing rate
Federal Reserve	Board of Governors of the Federal Reserve System	Southern States	Southern States Bancshares, Inc.
FFIEC	Federal Financial Institutions Examination Council	TDFI	Tennessee Department of Financial Institutions

FB Financial Corporation and subsidiaries
Consolidated balance sheets
(Amounts are in thousands except share and per share amounts)

	September 30,	December 31,
	2025 (Unaudited)	2024
ASSETS
Cash and due from banks	$154,286	$120,153
Federal funds sold and reverse repurchase agreements	283,451	125,825
Interest-bearing deposits in financial institutions	842,296	796,510
Cash and cash equivalents	1,280,033	1,042,488
Investments:
Available-for-sale debt securities, at fair value	1,426,951	1,538,008
Equity securities, at fair value	1,450	—
Restricted equity securities, at cost	36,231	32,749
Loans held for sale (includes $145,789 and $95,403 at fair value, respectively)	167,449	126,760
Loans held for investment	12,297,600	9,602,384
Less: allowance for credit losses on loans HFI	184,993	151,942
Net loans held for investment	12,112,607	9,450,442
Premises and equipment, net	183,595	148,899
Operating lease right-of-use assets	51,035	47,963
Interest receivable	60,755	49,611
Mortgage servicing rights, at fair value	149,840	162,038
Bank-owned life insurance	113,374	72,504
Other real estate owned, net	4,466	4,409
Goodwill	350,353	242,561
Core deposit and other intangibles, net	33,216	5,762
Other assets	265,104	233,288
Total assets	$16,236,459	$13,157,482
LIABILITIES
Deposits
Noninterest-bearing	$2,690,635	$2,116,232
Interest-bearing checking	2,458,625	2,906,425
Money market and savings	5,968,094	4,338,483
Customer time deposits	2,206,790	1,380,205
Brokered and internet time deposits	488,811	469,089
Total deposits	13,812,955	11,210,434
Borrowings	213,638	176,789
Operating lease liabilities	62,664	60,024
Accrued expenses and other liabilities	169,066	142,604
Total liabilities	14,258,323	11,589,851
SHAREHOLDERS’ EQUITY
Common stock, $1 par value per share; 75,000,000 shares authorized; 53,456,522 and 46,663,120 shares issued and outstanding, respectively	53,457	46,663
Additional paid-in capital	1,163,164	860,266
Retained earnings	799,900	762,293
Accumulated other comprehensive loss, net	(38,478)	(101,684)
Total FB Financial Corporation common shareholders’ equity	1,978,043	1,567,538
Noncontrolling interest	93	93
Total equity	1,978,136	1,567,631
Total liabilities and shareholders’ equity	$16,236,459	$13,157,482
See the accompanying notes to the consolidated financial statements.

FB Financial Corporation and subsidiaries
Consolidated statements of income
(Amounts are in thousands, except per share amounts)
(Unaudited)
5

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest income:
Interest and fees on loans	$209,307	$158,625	$522,189	$469,610
Interest on investment securities
Taxable	14,395	13,943	43,527	35,014
Tax-exempt	1,058	1,104	3,127	3,714
Other	12,138	11,956	29,845	30,831
Total interest income	236,898	185,628	598,688	539,169

Interest expense:
Deposits	86,577	76,088	225,394	220,214
Borrowings	3,081	3,523	6,998	10,833
Total interest expense	89,658	79,611	232,392	231,047
Net interest income	147,240	106,017	366,296	308,122
Provision for credit losses on loans HFI	29,957	1,856	30,761	7,648
Provision for (reversal of) credit losses on unfunded commitments	4,460	58	11,285	(2,728)
Net interest income after provision for credit losses	112,823	104,103	324,250	303,202

Noninterest income:
Mortgage banking income	13,484	11,553	38,939	36,048
Investment services and trust income	4,227	3,721	11,860	10,338
Service charges on deposit accounts	4,049	3,378	10,920	9,686
ATM and interchange fees	3,388	2,840	8,943	8,598
Gain (loss) from investment securities, net	12	(40,165)	(60,521)	(56,378)
Loss on sales or write-downs of premises and equipment, other real estate owned and other assets, net	(646)	(289)	(1,035)	(5)
Other income	2,121	2,465	6,009	8,786
Total noninterest income (loss)	26,635	(16,497)	15,115	17,073

Noninterest expenses:
Salaries, commissions and employee benefits	59,210	47,538	154,192	138,381
Merger and integration costs	16,057	—	19,192	—
Occupancy and equipment expense	7,539	6,640	20,846	19,582
Data processing	2,457	2,486	6,931	7,180
Advertising	2,453	1,947	7,118	4,977
Amortization of core deposit and other intangibles	2,079	719	3,366	2,260
Legal and professional fees	1,227	1,900	5,645	5,798
Other expense	18,834	14,982	53,376	45,547
Total noninterest expense	109,856	76,212	270,666	223,725
Income before income taxes	29,602	11,394	68,699	96,550
Income tax expense	6,227	1,174	3,046	18,393
Net income applicable to FB Financial Corporation and noncontrolling interest	23,375	10,220	65,653	78,157
Net income applicable to noncontrolling interest	—	—	8	8
Net income applicable to FB Financial Corporation	$23,375	$10,220	$65,645	$78,149

Earnings per common share:
Basic	$0.44	$0.22	$1.35	$1.67
Diluted	0.43	0.22	1.34	1.67
See the accompanying notes to the consolidated financial statements.

FB Financial Corporation and subsidiaries
Consolidated statements of comprehensive income
(Amounts are in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$23,375	$10,220	$65,653	$78,157
Other comprehensive income, net of tax:
Net unrealized gain in available-for-sale securities, net of tax expense of $1,839, $9,621, $6,518 and $6,674	5,533	27,265	18,448	18,597
Reclassification adjustment for loss on securities included in net income, net of tax benefit of $—, $10,467, $15,775 and $14,692	—	29,698	44,758	41,686
Net unrealized loss in hedging activities, net of tax benefit of $— , $21, $— and $151	—	(59)	—	(428)
Total other comprehensive income, net of tax	5,533	56,904	63,206	59,855
Comprehensive income applicable to FB Financial Corporation and noncontrolling interest	28,908	67,124	128,859	138,012
Comprehensive income applicable to noncontrolling interest	—	—	8	8
Comprehensive income applicable to FB Financial Corporation	$28,908	$67,124	$128,851	$138,004
See the accompanying notes to the consolidated financial statements.

FB Financial Corporation and subsidiaries
Consolidated statements of changes in shareholders’ equity
(Amounts are in thousands except per share amounts)
(Unaudited)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss, net	Total common shareholders’ equity	Noncontrolling interest	Total shareholders’ equity
Balance at June 30, 2024:	$46,643	$855,391	$730,242	$(131,774)	$1,500,502	$93	$1,500,595
Net income attributable to FB Financial Corporation and noncontrolling interest	—	—	10,220	—	10,220	—	10,220
Other comprehensive income, net of taxes	—	—	—	56,904	56,904	—	56,904
Stock-based compensation expense	1	2,350	—	—	2,351	—	2,351
Restricted stock units vested, net of taxes	4	(108)	—	—	(104)	—	(104)
Shares issued under employee stock purchase program	10	473	—	—	483	—	483
Dividends declared ($0.17 per share)	—	—	(8,027)	—	(8,027)	—	(8,027)
Balance at September 30, 2024	$46,658	$858,106	$732,435	$(74,870)	$1,562,329	$93	$1,562,422

Balance at June 30, 2025:	$45,808	$822,548	$786,785	$(44,011)	$1,611,130	$93	$1,611,223
Net income attributable to FB Financial Corporation and noncontrolling interest	—	—	23,375	—	23,375	—	23,375
Other comprehensive income, net of taxes	—	—	—	5,533	5,533	—	5,533
Common stock issued in connection with acquisition of Southern States Bancshares, Inc. (See Note 2)	8,124	359,904	—	—	368,028	—	368,028
Repurchase of common stock	(494)	(23,373)	—	—	(23,867)	—	(23,867)
Stock-based compensation expense	1	3,753	—	—	3,754	—	3,754
Restricted stock units vested, net of taxes	9	(132)	—	—	(123)	—	(123)
Shares issued under employee stock purchase program	9	464	—	—	473	—	473
Dividends declared ($0.19 per share)	—	—	(10,260)	—	(10,260)	—	(10,260)
Balance at September 30, 2025:	$53,457	$1,163,164	$799,900	$(38,478)	$1,978,043	$93	$1,978,136

FB Financial Corporation and subsidiaries
Consolidated statements of changes in shareholders’ equity
(Amounts are in thousands except per share amounts)
(Unaudited)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss, net	Total common shareholders’ equity	Noncontrolling interest	Total shareholders’ equity
Balance at December 31, 2023:	$46,849	$864,258	$678,412	$(134,725)	$1,454,794	$93	$1,454,887
Net income attributable to FB Financial Corporation and noncontrolling interest	—	—	78,149	—	78,149	8	78,157
Other comprehensive income, net of taxes	—	—	—	59,855	59,855	—	59,855
Repurchase of common stock	(353)	(12,346)	—	—	(12,699)	—	(12,699)
Stock-based compensation expense	5	7,256	—	—	7,261	—	7,261
Restricted stock units vested, net of taxes	106	(1,549)	—	—	(1,443)	—	(1,443)
Performance-based restricted stock units vested, net of taxes	30	(374)	—	—	(344)	—	(344)
Shares issued under employee stock purchase program	21	861	—	—	882	—	882
Dividends declared ($0.51 per share)	—	—	(24,126)	—	(24,126)	—	(24,126)
Noncontrolling interest distribution	—	—	—	—	—	(8)	(8)
Balance at September 30, 2024:	$46,658	$858,106	$732,435	$(74,870)	$1,562,329	$93	$1,562,422

Balance at December 31, 2024:	$46,663	$860,266	$762,293	$(101,684)	$1,567,538	$93	$1,567,631
Net income attributable to FB Financial Corporation and noncontrolling interest	—	—	65,645	—	65,645	8	65,653
Other comprehensive income, net of taxes	—	—	—	63,206	63,206	—	63,206
Common stock issued in connection with acquisition of Southern States Bancshares, Inc. (See Note 2)	8,124	359,904	—	—	368,028	—	368,028
Repurchase of common stock	(1,514)	(66,499)	—	—	(68,013)	—	(68,013)
Stock-based compensation expense	5	11,562	—	—	11,567	—	11,567
Restricted stock units vested, net of taxes	129	(2,295)	—	—	(2,166)	—	(2,166)
Performance-based restricted stock units vested, net of taxes	33	(654)	—	—	(621)	—	(621)
Shares issued under employee stock purchase program	17	880	—	—	897	—	897
Dividends declared ($0.57 per share)	—	—	(28,038)	—	(28,038)	—	(28,038)
Noncontrolling interest distribution	—	—	—	—	—	(8)	(8)
Balance at September 30, 2025:	$53,457	$1,163,164	$799,900	$(38,478)	$1,978,043	$93	$1,978,136
See the accompanying notes to the consolidated financial statements.

FB Financial Corporation and subsidiaries
Consolidated statements of cash flows
(Amounts are in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income applicable to FB Financial Corporation and noncontrolling interest	$65,653	$78,157
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed assets and software	8,820	8,957
Amortization of core deposit and other intangibles	3,366	2,260
Amortization of subordinated debt issuance costs and fair value premium, net	556	290
Capitalization of mortgage servicing rights	(2,498)	(4,067)
Net change in fair value of mortgage servicing rights	14,696	11,219
Stock-based compensation expense	11,567	7,261
Provision for credit losses on loans HFI	30,761	7,648
Provision for (reversal of) credit losses on unfunded commitments	11,285	(2,728)
Provision for mortgage loan repurchases	233	200
Accretion of discounts and premiums on acquired loans, net	(6,965)	(538)
(Accretion) amortization of premiums and discounts on securities, net	(2,183)	2,787
Loss from investment securities, net	60,521	56,378
Originations of loans held for sale	(1,012,802)	(913,315)
Proceeds from sale of loans held for sale	989,777	911,650
Gain on sale and change in fair value of loans held for sale	(28,780)	(26,008)
Net loss on write-downs of premises and equipment, other real estate owned and other assets	1,035	5
Provision for deferred income taxes	(4,910)	(3,895)
Equity method investment loss	1,733	—
Earnings on bank-owned life insurance	(1,589)	(3,296)
Changes in:
Operating lease assets and liabilities, net	(432)	(1,110)
Other assets and interest receivable	(8,585)	(12,170)
Accrued expenses and other liabilities	(28,210)	4,985
Net cash provided by operating activities	103,049	124,670
Cash flows from investing activities:
Activity in available-for-sale securities:
Sales	266,894	526,076
Maturities, prepayments and calls	217,865	224,070
Purchases	(289,601)	(823,976)
Proceeds from sales of equity securities	1,345	—
Net change in loans	(432,487)	(73,631)
Net (purchases) redemptions of FHLB stock	(6)	1,331
Purchases of premises and equipment	(7,215)	(4,977)
Proceeds from the sale of premises and equipment	1,850	489
Proceeds from the sale of other real estate owned	5,071	1,846
Purchase of equity method securities	—	(10,000)
Proceeds from the sale of other assets	841	898
Proceeds from bank-owned life insurance	690	7,272
Net cash acquired in business combinations	370,147	—
Net cash provided by (used in) investing activities	135,394	(150,602)
Cash flows from financing activities:
Net increase in deposits	133,991	423,427
Net increase (decrease) in securities sold under agreements to repurchase and federal funds purchased	93,987	(89,056)
Repayment of Bank Term Funding Program borrowings	—	(130,000)
Redemptions on subordinated debt	(130,930)	—
Stock-based compensation withholding payments	(2,787)	(1,787)
Net proceeds from sale of common stock under employee stock purchase program	897	882
Repurchase of common stock	(68,013)	(12,699)
Dividends paid on common stock	(27,729)	(23,847)
Dividend equivalent payments made upon vesting of equity compensation	(306)	(162)
Noncontrolling interest distribution	(8)	(8)
Net cash (used in) provided by financing activities	(898)	166,750
Net change in cash and cash equivalents	237,545	140,818
Cash and cash equivalents at beginning of the period	1,042,488	810,932
Cash and cash equivalents at end of the period	$1,280,033	$951,750

FB Financial Corporation and subsidiaries
Consolidated statements of cash flows (continued)
(Amounts are in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Supplemental cash flow information:
Interest paid	$240,014	$229,275
Taxes paid, net	12,393	34,173
Supplemental noncash disclosures:
Transfers from loans HFI to other real estate owned	$5,272	$2,400
Transfers from loans HFI to other assets	4,534	3,316
Transfers from loans HFI to loans held for sale	5,306	167
Transfers from loans held for sale to loans HFI	7,481	1,850
Loans HFI provided for sales of other assets	2,074	924
(Decrease) increase in rebooked GNMA loans under optional repurchase program	(9,697)	9,308
Stock consideration paid in business combination	368,028	—
Trade date payable - securities	25,036	—
Trade date receivable - securities	—	365
Dividends declared not paid on restricted stock units and performance stock units	309	279
Right-of-use assets obtained in exchange for operating lease liabilities	6,404	3,925
See the accompanying notes to the consolidated financial statements.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
(Unaudited)

Note (1)—Basis of presentation
Overview and presentation
FB Financial Corporation is a financial holding company headquartered in Nashville, Tennessee. The Company operates primarily through its wholly-owned subsidiary bank, FirstBank and its subsidiaries. As of September 30, 2025, the Bank had 91 full-service branches throughout Tennessee, Alabama, Kentucky and Georgia, and provided commercial and consumer banking services to the Asheville, North Carolina market.
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

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
(Unaudited)
The following is a summary of the basic and diluted earnings per common share calculations for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Basic earnings per common share:
Earnings available to common shareholders	$23,375	$10,220	$65,645	$78,149
Weighted average basic shares outstanding	53,627,997	46,650,563	48,775,217	46,762,213
Basic earnings per common share	$0.44	$0.22	$1.35	$1.67
Diluted earnings per common share:
Earnings available to common shareholders	$23,375	$10,220	$65,645	$78,149
Weighted average basic shares outstanding	53,627,997	46,650,563	48,775,217	46,762,213
Weighted average diluted shares contingently issuable(1)	329,065	152,767	279,231	111,824
Weighted average diluted shares outstanding	53,957,062	46,803,330	49,054,448	46,874,037
Diluted earnings per common share	$0.43	$0.22	$1.34	$1.67
(1) Excludes 56 restricted stock units outstanding considered to be antidilutive for the nine months ended September 30, 2025 and 4 and 904 restricted stock units outstanding considered to be antidilutive for the three and nine months ended September 30, 2024, respectively. There were no such restricted units outstanding for the three months ended September 30, 2025.

Recently modified accounting polices:
During the nine months ended September 30, 2025, the Company modified the below referenced existing accounting policies around changes to the estimation techniques and certain related inputs and assumptions used in estimating its expected credit losses on its loan portfolios and unfunded commitments. These changes represent a change in accounting estimate under ASC 250, “Accounting Changes and Error Corrections”, are applied prospectively in the period of change and did not have a material effect on the Company’s consolidated financial statements.
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
The changes in the estimation techniques and certain related inputs and assumptions used in the determination of the Company’s expected credit losses on its loan portfolio and unfunded commitments did not have a material impact to the Company’s operating results and financial condition. The provision for credit losses for the nine months ended September 30, 2025, reflects this change in estimate and is accounted for prospectively. CECL estimates, similar to the Company’s other significant estimates, utilize inputs and assumptions that are subject to inherent estimation uncertainties and the Company may update inputs and assumptions based on portfolio composition, performance data, economic forecasts or other CECL components, consistent with the requirements of ASC 326, that may cause significant changes in CECL estimates in the future periods.
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
See Note 4, “Loans and allowance for credit losses” for additional details related to the Company's allowance for credit losses.
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
See Note 11, “Commitments and contingencies” for additional details related to the Company's off-balance sheet financial instruments.
Recently adopted accounting standards:
In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The amendments in this update are intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant expenses. The ASU requires disclosures to include significant segment expenses that are regularly provided to the chief operating decision maker, a description of other segment items by reportable segment, and any additional measures of a segment's profit or loss used by the chief operating decision maker when deciding how to allocate resources. The ASU also requires all annual disclosures currently required by Topic 280, “Segment Reporting,” to be included in interim periods. The Company adopted this standard effective December 31, 2024, for annual financial statements and subsequent interim periods beginning in 2025, and retrospectively updated its disclosures. Refer to Note 12 for further information. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.
In December 2023, the FASB issued ASU 2023-08, “Intangibles – Goodwill and Other-Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets.” This update requires entities to present crypto assets measured at fair value separately from other intangible assets on the balance sheet and reflect changes from remeasurement in net income. Additionally, an entity that receives crypto assets as noncash consideration in the ordinary course of business and converts them nearly immediately into cash is required to classify those cash receipts as cash flows from operating activities. Lastly, the update requires entities to provide interim and annual disclosures about the types of crypto assets they hold and any changes in their holdings of crypto assets. This guidance became effective January 1, 2025. Currently, the Company does not hold or facilitate transactions with crypto assets; however, if circumstances change the Company will evaluate any crypto asset activities and the applicable consolidated financial statement and disclosure requirements in accordance with the guidance.
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

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
(Unaudited)
Subsequent events
The Company has evaluated, for consideration of recognition or disclosure, subsequent events that occurred through the date of issuance of these financial statements. The Company has determined that there were no subsequent events that occurred after September 30, 2025, but prior to the issuance of these financial statements that would have a material impact on the Company’s consolidated financial statements.
Note (2)—Mergers and acquisitions:
The merger with Southern States Bancshares, Inc. was accounted for pursuant to ASC 805, “Business Combinations”. Accordingly, the purchase price of the merger was allocated to the acquired assets and liabilities assumed based on estimated fair values as of July 1, 2025. The excess of the purchase price over the net assets acquired was recorded as goodwill.
Effective July 1, 2025, the Company completed its merger with Southern States Bancshares, Inc. and its wholly-owned subsidiary, Southern States Bank, with FB Financial Corporation continuing as the surviving entity. After consolidating duplicative locations, the merger added 13 branches and expanded the Company’s footprint in Alabama and Georgia. Under the terms of the agreement, the Company acquired total assets of $2,830,374, total loans of $2,267,305 and assumed total deposits of $2,468,530. The Company transferred consideration of $368,028 through a combination of the issuance of 8,124,241 shares of common stock and payment of $327 in cash to settle outstanding stock options and cash in lieu of fractional shares.
The calculation of goodwill is subject to change for up to one year after the date of acquisition as additional information relative to the closing date estimates and uncertainties become available. As such, goodwill recorded in connection with the Southern States merger is not final and subject to change if additional information becomes available during the measurement period. Additionally, the final goodwill calculation may be impacted by the completion of the final tax return for Southern States, along with the review of certain contracts acquired or assumed. Preliminary goodwill of $107,792 was recorded in connection with the transaction. The goodwill is not deductible for income tax purposes. Goodwill is included in the Banking segment as substantially all of the operations resulting from the merger with Southern States are in alignment with the Company’s banking business.
The Company recognized a core deposit intangible of $30,820 and is amortizing the intangible asset over its estimated useful life of 10 years using the sum of years digits method.
The Company incurred $16,057 and $19,192 in merger expenses during the three and nine months ended September 30, 2025, respectively, in connection with this transaction. These expenses are primarily comprised of legal and professional fees, severance and other employee-related costs, costs associated with branch consolidation and integration costs. Additional merger-related and integration costs will be expensed in future periods as incurred.
The following table presents an allocation of the consideration to net assets acquired:

Purchase Price:
Net shares issued	8,124,241
Purchase price per share on June 30, 2025	$45.30
Value of stock consideration		$368,028
Cash consideration for outstanding stock options and fractional shares		327
Total purchase price		$368,355
Fair value of net assets acquired		260,563
Goodwill resulting from merger		$107,792

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
(Unaudited)
Net assets acquired
The following table summarizes the preliminary fair values of assets acquired and liabilities assumed as of the merger date:

As of July 1, 2025
Southern States Bancshares, Inc.
ASSETS
Cash and cash equivalents	$370,474
Investments	38,175
Loans held for sale, at fair value	756
Loans HFI	2,266,549
Allowance for credit losses on PCD loans	(7,518)
Premises and equipment	37,016
Bank-owned life insurance	39,971
Core deposit intangible	30,820
Other assets	54,131
Total assets	$2,830,374
LIABILITIES
Deposits:
Noninterest-bearing	$562,479
Interest-bearing checking	102,666
Money market and savings	1,161,832
Customer time deposits	515,120
Brokered and internet time deposits	126,433
Total deposits	2,468,530
Borrowings	83,008
Accrued expenses and other liabilities	18,273
Total liabilities assumed	2,569,811
Net assets acquired	$260,563
Purchased credit-deteriorated loans
Under the CECL methodology, the Company is required to determine whether purchased loans held for investment have experienced more-than-insignificant deterioration in credit quality since origination, a PCD loan. Loans that have experienced this level of deterioration in credit quality are subject to special accounting at initial recognition and measurement. The Company initially measures the amortized cost of a PCD loan by adding the acquisition date estimate of expected credit losses to the loan’s purchase price (i.e. the “gross up” approach). There is no provision for credit loss recognized upon acquisition of a PCD loan because the initial allowance is established through gross-up of the loans’ amortized cost.
The Company determined that 17.0% of the Southern States loan portfolio had more-than-insignificant deterioration in credit quality since origination as of the merger date. These PCD loans were primarily loans that were either delinquent, in nonaccrual status or otherwise exhibited signs of credit deterioration prior to the merger.

As of July 1, 2025
Southern States Bancshares, Inc.
Purchased credit-deteriorated loans
Principal balance	$402,735
Allowance for credit losses at acquisition	(7,518)
Net discount attributable to other factors	(10,381)
Loans purchased credit-deteriorated fair value	$384,836
Loans recognized through acquisition that have not experienced more-than-insignificant credit deterioration since origination (non-PCD loans) are initially recognized at the purchase price. Expected credit losses are measured under CECL through the provision for credit losses. The Company recorded provisions for credit losses in the amounts of $25,123 as of July 1, 2025 in the statement of income related to estimated credit losses on non-PCD loans from Southern States. Additionally, the Company estimates expected credit losses on off-balance sheet loan commitments that are not

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
(Unaudited)
accounted for as derivatives. The Company recorded an increase in provision for credit losses on unfunded commitments of $3,243.
Pro forma financial information (unaudited)
The results of operations of Southern States have been included in the Company’s consolidated financial statements prospectively beginning on July 1, 2025. The Company has determined it is impractical to disclose stand-alone revenues and earnings for legacy Southern States subsequent to the merger date, due to the merging of certain processes and converting of operational systems during the third quarter of 2025. The following unaudited pro forma condensed consolidated financial information presents the results of operations for the three and nine months ended September 30, 2025 and 2024, as though the Southern States merger had been completed as of January 1, 2024. The unaudited pro forma information combines the historical results of Southern States with the Company’s previously reported financial results, applies the impact of purchase accounting adjustments from the merger, as well as subsequent recognition of those purchase accounting adjustments, such as accretion from purchased loans, amortization from purchased deposits and debt and amortization of certain acquired intangible assets as if the merger was completed as of January 1, 2024, and excludes $28,366 of initial provision expense for credit losses on acquired loans and unfunded commitments from the third quarter of 2025 and instead includes such expenses in the first quarter of 2024. Merger expenses are reflected in the period in which they were incurred. The pro forma information presented below are hypothetical and is not intended to be indicative of the results of operations that would have occurred had the transaction been effective as of the assumed date. Additionally, these results do not include any effect of cost-saving or revenue-enhancing strategies.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net interest income	$143,783	$134,597	$419,954	$389,691
Total revenues	170,418	119,857	426,430	410,887
Net income applicable to FB Financial Corporation	41,977	19,716	90,846	88,578

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
(Unaudited)
Note (3)—Investment securities
The following tables summarize the amortized cost, allowance for credit losses and fair value of the AFS debt securities and the corresponding amounts of unrealized gains and losses recognized in accumulated other comprehensive loss, net at September 30, 2025 and December 31, 2024:

	September 30, 2025
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses on investments	Fair Value
Investment Securities
AFS debt securities
U.S. government agency securities	$656,685	$31	$(3,519)	$—	$653,197
Mortgage-backed securities - residential	619,439	511	(32,363)	—	587,587
Mortgage-backed securities - commercial	11,201	8	(528)	—	10,681
Municipal securities	185,472	480	(20,541)	—	165,411
U.S. Treasury securities	7,061	19	—	—	7,080
Corporate securities	2,983	17	(5)	—	2,995
Total	$1,482,841	$1,066	$(56,956)	$—	$1,426,951

	December 31, 2024
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses on investments	Fair Value
Investment Securities
AFS debt securities
U.S. government agency securities	$564,752	$172	$(1,917)	$—	$563,007
Mortgage-backed securities - residential	927,883	393	(117,277)	—	810,999
Mortgage-backed securities - commercial	15,965	—	(1,108)	—	14,857
Municipal securities	169,498	20	(21,661)	—	147,857
U.S. Treasury securities	299	—	—	—	299
Corporate securities	1,000	—	(11)	—	989
Total	$1,679,397	$585	$(141,974)	$—	$1,538,008
The components of amortized cost for AFS debt securities on the consolidated balance sheets exclude accrued interest receivable as the Company has elected to present accrued interest receivable separately on the consolidated balance sheets. As of September 30, 2025 and December 31, 2024, total accrued interest receivable on AFS debt securities was $5,246 and $6,401, respectively.
AFS debt securities pledged at September 30, 2025 and December 31, 2024 had carrying amounts of $818,235 and $937,043, respectively, and were pledged to secure public deposits and repurchase agreements.
Within AFS debt securities, there were no aggregate holdings of any single issuer, other than U.S. Government sponsored enterprises, in an amount greater than 10% of shareholders’ equity during any period presented.
AFS debt securities transactions are recorded as of the trade date. At both September 30, 2025 and December 31, 2024, there were no trade date receivables related to sales settled after period end. At September 30, 2025, there were $25,036 of trade date payables that related to purchases settled after period end. At December 31, 2024, there were no such trade date payables.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
(Unaudited)
The following tables show gross unrealized losses on AFS debt securities for which an allowance for credit losses has not been recorded at September 30, 2025 and December 31, 2024, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	September 30, 2025
	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
U.S. government agency securities	$547,360	$(2,712)	$71,347	$(807)	$618,707	$(3,519)
Mortgage-backed securities - residential	191,440	(1,976)	165,468	(30,387)	356,908	(32,363)
Mortgage-backed securities - commercial	—	—	8,795	(528)	8,795	(528)
Municipal securities	5,050	(25)	135,571	(20,516)	140,621	(20,541)
Corporate securities	—	—	995	(5)	995	(5)
Total	$743,850	$(4,713)	$382,176	$(52,243)	$1,126,026	$(56,956)

	December 31, 2024
	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
U.S. government agency securities	$494,885	$(1,908)	$714	$(9)	$495,599	$(1,917)
Mortgage-backed securities - residential	209,078	(8,956)	441,502	(108,321)	650,580	(117,277)
Mortgage-backed securities - commercial	2,222	(19)	12,635	(1,089)	14,857	(1,108)
Municipal securities	34,059	(2,376)	110,173	(19,285)	144,232	(21,661)
Corporate securities	—	—	989	(11)	989	(11)
Total	$740,244	$(13,259)	$566,013	$(128,715)	$1,306,257	$(141,974)
As of September 30, 2025 and December 31, 2024, the Company’s AFS debt securities portfolio consisted of 322 and 271 individual securities, 214 and 248 of which were in an unrealized loss position, respectively.
The Company has historically not recorded any credit losses in AFS debt securities as the majority of the investment portfolio was either government guaranteed, an issuance of a government sponsored entity or highly rated by major credit rating agencies. Municipal debt securities with market values below amortized cost at September 30, 2025 and December 31, 2024 were reviewed for material credit events and/or rating downgrades with individual credit reviews performed. The issuers of these municipal debt securities continue to make timely principal and interest payments under the contractual terms of the securities and the issuers will continue to be observed as a part of the Company’s ongoing credit monitoring. As such, as of September 30, 2025 and December 31, 2024, it was determined that all AFS debt securities that experienced a decline in fair value below amortized cost basis were due to noncredit-related factors. Further, it is not likely that the Company will be required to sell these securities before recovery of their amortized cost basis. Therefore, no allowance for credit losses was recognized on AFS debt securities as of September 30, 2025 or December 31, 2024. Periodically, AFS debt securities may be sold, or the composition of the portfolio realigned to improve yields, quality or marketability, or to implement changes in investment or asset/liability strategy, including maintaining collateral requirements and raising funds for liquidity purposes or preparing for anticipated changes in market interest rates.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
(Unaudited)
The amortized cost and fair value of AFS debt securities by contractual maturity as of September 30, 2025 and December 31, 2024 are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30,		December 31,
	2025		2024
	Available-for-sale		Available-for-sale
	Amortized cost	Fair Value	Amortized cost	Fair Value
Due in one year or less	$205	$203	$849	$847
Due in one to five years	14,433	14,445	4,186	4,600
Due in five to ten years	346,312	342,997	225,954	222,943
Due in over ten years	491,251	471,038	504,560	483,762
	852,201	828,683	735,549	712,152
Mortgage-backed securities - residential	619,439	587,587	927,883	810,999
Mortgage-backed securities - commercial	11,201	10,681	15,965	14,857
Total AFS debt securities	$1,482,841	$1,426,951	$1,679,397	$1,538,008
Sales and other dispositions of AFS debt securities were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Proceeds from sales	$440	$318,194	$266,894	$526,076
Proceeds from maturities, prepayments and calls	83,204	89,834	217,865	224,070
Gross realized gains	—	—	104	90
Gross realized losses	—	40,165	60,637	56,468
Equity Securities
Equity securities, at fair value
As of September 30, 2025, the Company held $1,450 in marketable equity securities recorded at fair value. There was no such securities as of December 31, 2024.
The change in the fair value of equity securities recorded at fair value resulted in a net gain of $12 for both the three and nine months ended September 30, 2025. There was no such amounts recognized for the three and nine months ended September 30, 2024.
Restricted equity securities, at cost
The table below represents the Company’s restricted equity securities held at cost as of September 30, 2025 and December 31, 2024.

	September 30,	December 31,
	2025	2024
FHLB stock	$34,813	$32,749
First National Banker's Bankshares, Inc. stock	1,168	—
Pacific Coast Banker's Bank stock	250	—
Total restricted equity securities, at cost	$36,231	$32,749
Equity securities without readily determinable market value
The Company held equity securities without a readily determinable market value included in other assets on the consolidated balance sheets with carrying amounts of $28,703 and $23,459 at September 30, 2025 and December 31, 2024, respectively.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
(Unaudited)
Equity method investment
The Company holds equity securities of a privately held entity which originates manufactured housing loans through utilization of its proprietary technology. As of September 30, 2025 and December 31, 2024, the Company has the ability to exercise significant influence over this entity and therefore accounts for these equity securities under the equity method. Under this method, the carrying value of the investment is adjusted to reflect the Company’s proportionate share of the investee's profit or loss. This investment is reported in other assets on the consolidated balance sheets with carrying amounts of $18,237 and $19,970 as of September 30, 2025 and December 31, 2024, respectively. The Company’s investment includes a basis difference of $17,103, which is accounted for as equity method goodwill.
Note (4)—Loans and allowance for credit losses on loans HFI
Loans outstanding as of September 30, 2025 and December 31, 2024, by class of financing receivable are as follows:

	September 30,	December 31,
	2025	2024
Commercial and industrial	$2,155,105	$1,691,213
Construction	1,195,392	1,087,732
Residential real estate:
1-to-4 family mortgage	1,852,626	1,616,754
Residential line of credit	707,303	602,475
Multi-family mortgage	736,424	653,769
Commercial real estate:
Owner-occupied	2,124,920	1,357,568
Non-owner occupied	2,890,233	2,099,129
Consumer and other	635,597	493,744
Gross loans	12,297,600	9,602,384
Less: Allowance for credit losses on loans HFI	(184,993)	(151,942)
Net loans	$12,112,607	$9,450,442
As of September 30, 2025 and December 31, 2024, $946,552 and $988,177, respectively, of qualifying residential mortgage loans (including loans held for sale) and $1,762,269 and $1,620,510, respectively, of qualifying commercial mortgage loans were pledged to the FHLB system securing advances against the Bank’s line of credit. Additionally, as of September 30, 2025 and December 31, 2024, qualifying commercial and industrial, construction and consumer loans, of $2,777,841 and $2,561,352, respectively, were pledged to the Federal Reserve under the Borrower-in-Custody program.
The amortized cost of loans HFI on the consolidated balance sheets exclude accrued interest receivable as the Company presents accrued interest receivable separately on the consolidated balance sheets. As of September 30, 2025 and December 31, 2024, accrued interest receivable on loans HFI amounted to $52,549 and $40,970, respectively.

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

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
(Unaudited)
The following tables present the credit quality of the Company’s commercial type loan portfolio as of September 30, 2025 and December 31, 2024 and the gross charge-offs for the nine months ended September 30, 2025 and the year ended December 31, 2024 by year of origination. Revolving loans are presented separately. Management considers the guidance in ASC 310-20 when determining whether a modification, extension, or renewal constitutes a current period origination.

As of and for the nine months ended September 30, 2025	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial and industrial
Pass	$262,123	$287,681	$240,254	$144,729	$57,647	$203,087	$861,567	$2,057,088
Special Mention	2,023	2,205	5,311	13,784	1,075	15,697	5,996	46,091
Classified	452	2,199	7,210	28,853	284	4,470	8,458	51,926
Total	264,598	292,085	252,775	187,366	59,006	223,254	876,021	2,155,105
Current-period gross charge-offs	—	—	54	—	—	2,413	604	3,071
Construction
Pass	251,643	233,754	77,666	260,663	114,563	179,489	91	1,117,869
Special Mention	—	1,067	3,304	17,698	10,129	4,162	—	36,360
Classified	—	153	2,916	18,284	243	19,567	—	41,163
Total	251,643	234,974	83,886	296,645	124,935	203,218	91	1,195,392
Current-period gross charge-offs	—	—	—	—	—	—	399	399
Residential real estate:
Multi-family mortgage
Pass	36,254	36,045	38,514	246,213	208,116	161,957	—	727,099
Special Mention	—	—	—	—	—	—	—	—
Classified	—	—	—	592	8,715	18	—	9,325
Total	36,254	36,045	38,514	246,805	216,831	161,975	—	736,424
Current-period gross charge-offs	—	—	—	—	—	—	—	—
Commercial real estate:
Owner occupied
Pass	258,439	320,426	216,259	355,833	291,000	561,544	80,743	2,084,244
Special Mention	—	408	4,491	1,369	6,229	14,691	290	27,478
Classified	—	—	427	7,938	120	4,713	—	13,198
Total	258,439	320,834	221,177	365,140	297,349	580,948	81,033	2,124,920
Current-period gross charge-offs	—	—	—	—	—	17	—	17
Non-owner occupied
Pass	194,723	238,750	126,491	678,639	536,518	846,729	230,228	2,852,078
Special Mention	—	—	4,783	8,410	4,559	10,054	—	27,806
Classified	—	—	1,008	—	4,594	4,747	—	10,349
Total	194,723	238,750	132,282	687,049	545,671	861,530	230,228	2,890,233
Current-period gross charge-offs	—	—	—	—	—	—	—	—
Total commercial loan types
Pass	1,003,182	1,116,656	699,184	1,686,077	1,207,844	1,952,806	1,172,629	8,838,378
Special Mention	2,023	3,680	17,889	41,261	21,992	44,604	6,286	137,735
Classified	452	2,352	11,561	55,667	13,956	33,515	8,458	125,961
Total	$1,005,657	$1,122,688	$728,634	$1,783,005	$1,243,792	$2,030,925	$1,187,373	$9,102,074
Current-period gross charge-offs	$—	$—	$54	$—	$—	$2,430	$1,003	$3,487

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
The following tables present the credit quality by classification of the Company’s consumer type loan portfolio as of September 30, 2025 and December 31, 2024 and the gross charge-offs for the nine months ended September 30, 2025 and the year ended December 31, 2024 by year of origination. Revolving loans are presented separately. Management considers the guidance in ASC 310-20 when determining whether a modification, extension, or renewal constitutes a current period origination.

As of and for the nine months ended September 30, 2025	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
Residential real estate:
1-to-4 family mortgage
Performing	$271,131	$229,222	$169,347	$430,061	$347,851	$375,569	$—	$1,823,181
Nonperforming	330	920	2,378	8,800	5,974	11,043	—	29,445
Total	271,461	230,142	171,725	438,861	353,825	386,612	—	1,852,626
Current-period gross charge-offs	—	—	4	—	—	754	—	758
Residential line of credit
Performing	—	—	—	—	—	—	704,961	704,961
Nonperforming	—	—	—	—	—	—	2,342	2,342
Total	—	—	—	—	—	—	707,303	707,303
Current-period gross charge-offs	—	—	—	—	—	—	—	—
Consumer and other
Performing	134,005	159,677	85,141	72,047	31,276	133,392	355	615,893
Nonperforming	523	3,674	3,733	1,815	3,083	6,876	—	19,704
Total	134,528	163,351	88,874	73,862	34,359	140,268	355	635,597
Current-period gross charge-offs	1,434	118	76	104	86	989	4	2,811
Total consumer type loans
Performing	405,136	388,899	254,488	502,108	379,127	508,961	705,316	3,144,035
Nonperforming	853	4,594	6,111	10,615	9,057	17,919	2,342	51,491
Total	$405,989	$393,493	$260,599	$512,723	$388,184	$526,880	$707,658	$3,195,526
Current-period gross charge-offs	$1,434	$118	$80	$104	$86	$1,743	$4	$3,569

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
(Unaudited)

As of and for the year ended December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Residential real estate:
1-to-4 family mortgage
Performing	$223,520	$165,395	$443,372	$360,188	$129,674	$266,661	$—	$1,588,810
Nonperforming	27	941	7,254	6,357	4,192	9,173	—	27,944
Total	223,547	166,336	450,626	366,545	133,866	275,834	—	1,616,754
Prior-period gross charge-offs	10	54	150	130	67	28	—	439
Residential line of credit
Performing	—	—	—	—	—	—	600,581	600,581
Nonperforming	—	—	—	—	—	—	1,894	1,894
Total	—	—	—	—	—	—	602,475	602,475
Prior-period gross charge-offs	—	—	—	—	—	—	73	73
Consumer and other
Performing	139,684	93,817	76,286	35,507	29,387	102,233	652	477,566
Nonperforming	1,300	1,749	1,686	3,139	2,548	5,755	1	16,178
Total	140,984	95,566	77,972	38,646	31,935	107,988	653	493,744
Prior-period gross charge-offs	1,593	511	302	278	69	298	—	3,051
Total consumer type loans
Performing	363,204	259,212	519,658	395,695	159,061	368,894	601,233	2,666,957
Nonperforming	1,327	2,690	8,940	9,496	6,740	14,928	1,895	46,016
Total	$364,531	$261,902	$528,598	$405,191	$165,801	$383,822	$603,128	$2,712,973
Prior-period gross charge-offs	1,603	565	452	408	136	326	73	3,563
Nonaccrual and Past Due Loans
The following tables represent an analysis of the aging by class of financing receivable as of September 30, 2025 and December 31, 2024:

September 30, 2025	30-89 days past due and accruing interest	90 days or more and accruing interest	Nonaccrual loans	Loans current on payments and accruing interest	Total
Commercial and industrial	$975	$20	$6,906	$2,147,204	$2,155,105
Construction	5,132	415	30,953	1,158,892	1,195,392
Residential real estate:
1-to-4 family mortgage	24,132	18,159	11,286	1,799,049	1,852,626
Residential line of credit	1,930	496	1,846	703,031	707,303
Multi-family mortgage	—	—	9,325	727,099	736,424
Commercial real estate:
Owner occupied	1,875	361	10,639	2,112,045	2,124,920
Non-owner occupied	3,676	—	5,649	2,880,908	2,890,233
Consumer and other	16,909	6,860	12,844	598,984	635,597
Total	$54,629	$26,311	$89,448	$12,127,212	$12,297,600

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
The following tables provide the amortized cost basis of loans on nonaccrual status, as well as any related allowance as of September 30, 2025 and December 31, 2024 by class of financing receivable.

September 30, 2025	Nonaccrual with no related allowance	Nonaccrual with related allowance
Commercial and industrial	$1,173	$5,733
Construction	13,449	17,504
Residential real estate:
1-to-4 family mortgage	—	11,286
Residential line of credit	—	1,846
Multi-family mortgage	8,715	610
Commercial real estate:
Owner occupied	7,137	3,502
Non-owner occupied	5,414	235
Consumer and other	—	12,844
Total	$35,888	$53,560

December 31, 2024	Nonaccrual with no related allowance	Nonaccrual with related allowance
Commercial and industrial	$5,294	$4,367
Construction	1,653	9,262
Residential real estate:
1-to-4 family mortgage	1,562	11,063
Residential line of credit	148	1,389
Multi-family mortgage	—	21
Commercial real estate:
Owner occupied	6,415	3,136
Non-owner occupied	2,224	443
Consumer and other	—	12,381
Total	$17,296	$42,062

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
(Unaudited)
The following presents interest income recognized on nonaccrual loans for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Commercial and industrial	$179	$46	$209	$615
Construction	365	308	867	448
Residential real estate:
1-to-4 family mortgage	70	6	76	40
Residential line of credit	65	1	96	40
Multi-family mortgage	5	—	171	1
Commercial real estate:
Owner occupied	—	—	8	124
Non-owner occupied	8	—	120	89
Consumer and other	145	—	204	—
Total	$837	$361	$1,751	$1,357
Accrued interest receivable written off as an adjustment to interest income amounted to $549 and $1,890 for the three and nine months ended September 30, 2025, respectively, and $128 and $536 for the three and nine months ended September 30, 2024, respectively.

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
The following table presents the amortized cost of FDM loans as of September 30, 2025 and 2024 by type of concession granted that were modified during the three and nine months ended September 30, 2025 and 2024.

	Term Extension	Payment deferral	Interest Rate Reduction	Combination(1)	Total	% of total class of financing receivables
Three Months Ended September 30, 2025
Commercial and industrial	$6	$—	$—	$—	$6	—%
Construction	787	—	—	—	787	0.1%
Commercial real estate:
Owner occupied	244	—	—	—	244	—%
Non-owner occupied	—	4,594	—	—	4,594	0.2%
Total	$1,037	$4,594	$—	$—	$5,631	—%

Nine Months Ended September 30, 2025
Commercial and industrial	$152	$—	$—	$—	$152	—%
Construction	1,326	—	142	3,305	4,773	0.4%
Residential real estate:
1-to-4 family mortgage	461	1,832	—	—	2,293	0.1%
Commercial real estate:
Owner occupied	244	—	—	—	244	—%
Non-owner occupied	—	4,594	—	—	4,594	0.2%
Consumer and other	—	—	—	63	63	—%
Total	$2,183	$6,426	$142	$3,368	$12,119	0.1%

Three Months Ended September 30, 2024
Commercial and industrial	$—	$—	$—	$7,038	$7,038	0.4%
Construction	—	—	—	1,713	1,713	0.2%
Total	$—	$—	$—	$8,751	$8,751	0.1%

Nine Months Ended September 30, 2024
Commercial and industrial	$—	$—	$—	$7,038	$7,038	0.4%
Construction	—	—	—	15,908	15,908	1.5%
Consumer and other	38	—	—	97	135	—%
Total	$38	$—	$—	$23,043	$23,081	0.2%
(1) Includes FDM loans modified with a combination of term extension, payment deferral and interest rate reduction modifications.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
(Unaudited)
The following table describes the financial effect of the modifications made to borrowers experiencing financial difficulty:

Three Months Ended September 30, 2025	Weighted average term extension (in months)	Weighted average payment deferral (in months)	Weighted average interest rate reduction
Commercial and industrial	13	—	—%
Construction	2	—	—%
Commercial real estate:
Owner occupied	3	—	—%
Non-owner occupied	—	7	—%

Nine months ended September 30, 2025	Weighted average term extension (in months)	Weighted average payment deferral (in months)	Weighted average interest rate reduction
Commercial and industrial	35	—	—%
Construction	4	4	2.50%
Residential real estate:
1-to-4 family mortgage	300	4	—%
Commercial real estate:
Owner occupied	3	—	—%
Non-owner occupied	—	7	—
Consumer and other	13	—	2.00%

Three Months Ended September 30, 2024	Weighted average term extension (in months)	Weighted average payment deferral (in months)	Weighted average interest rate reduction
Commercial and industrial	12	12	—%
Construction	360	5	0.10%

Nine Months Ended September 30, 2024	Weighted average term extension (in months)	Weighted average payment deferral (in months)	Weighted average interest rate reduction
Commercial and industrial	12	12	—%
Construction	44	3	0.10%
Consumer and other	25	—	1.49%
For FDM loans, a subsequent payment default is defined as the earlier of the FDM loans being placed on nonaccrual status or reaching 30 days past due with respect to principal and/or interest payments. The following tables depict loans defaulted that were previously modified in the prior 12 months:

Three Months Ended September 30, 2025	Term Extension	Payment deferral	Interest Rate Reduction	Combination(1)
Residential real estate:
1-to-4 family mortgage	$—	$—	$—	$313
(1) Includes FDM loans modified with a combination of term extension, payment deferral and interest rate reduction modifications.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
(Unaudited)

Nine Months Ended September 30, 2025	Term Extension	Payment deferral	Interest Rate Reduction	Combination(1)
Construction	$—	$—	$142	$—
Residential real estate:
1-to-4 family mortgage	461	—	—	313
Consumer and other	—	—	—	63
(1) Includes FDM loans modified with a combination of term extension, payment deferral and interest rate reduction modifications.
During the three and nine months ended September 30, 2024, consumer and other loans of $32 defaulted that were previously modified in the prior 12 months by receiving a term extension. At September 30, 2025 and December 31, 2024, the Company did not have any material commitments to lend additional funds to borrowers whose loans were classified as a FDM loan.
The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The tables below depict the performance of loans HFI as of September 30, 2025 and 2024 made to borrowers experiencing financial difficulty that were modified in the prior twelve months.

September 30, 2025	30-89 days past due and accruing interest	90 days or more and accruing interest	Nonaccrual loans(1)	Loans current on payments and accruing interest	Total
Commercial and industrial	$—	$—	$—	$152	$152
Construction	—	—	3,305	1,468	4,773
Residential real estate:
1-to-4 family mortgage	313	—	1,464	1,193	2,970
Residential line of credit	—	—	—	29	29
Commercial real estate:
Owner-occupied	—	—	244	—	244
Non-owner occupied	—	—	1,031	3,562	4,593
Consumer and other	—	63	—	—	63
Total	$313	$63	$6,044	$6,404	$12,824
(1) Loans were on nonaccrual when modified and subsequently classified as FDM.

September 30, 2024	30-89 days past due and accruing interest	90 days or more and accruing interest	Nonaccrual loans(1)	Loans current on payments and accruing interest	Total
Commercial and industrial	$—	$—	$7,038	$—	$7,038
Construction	—	—	1,713	14,195	15,908
Residential real estate:
1-to-4 family mortgage	—	—	22	—	22
Consumer and other	32	—	—	104	136
Total	$32	$—	$8,773	$14,299	$23,104
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

	September 30, 2025
	Type of Collateral
	Real Estate	Land	Business Assets	Total
Commercial and industrial	$1,303	$—	$23,630	$24,933
Construction	30,001	1,653	—	31,654
Residential real estate:
1-to-4 family mortgage	3,925	—	—	3,925
Multi-family mortgage	8,715	—	—	8,715
Commercial real estate:
Owner occupied	1,096	6,041	1,664	8,801
Non-owner occupied	16,048	—	—	16,048
Total	$61,088	$7,694	$25,294	$94,076

	December 31, 2024
	Type of Collateral
	Real Estate	Land	Business Assets	Total
Commercial and industrial	$—	$—	$8,492	$8,492
Construction	22,047	1,653	—	23,700
Residential real estate:
1-to-4 family mortgage	1,843	—	—	1,843
Residential line of credit	148	—	—	148
Multi-family mortgage	9,919	—	—	9,919
Commercial real estate:
Owner occupied	—	6,415	—	6,415
Non-owner occupied	6,886	—	—	6,886
Total	$40,843	$8,068	$8,492	$57,403
Allowance for Credit Losses on Loans HFI
Beginning on June 30, 2025, the Company made changes to the estimation techniques and certain related inputs and assumptions used in estimating its expected credit losses on its loan portfolios and unfunded commitments. Prior to the changes, the Company primarily used a lifetime loss rate model to determine the allowance for credit losses. Following a periodic review of its credit loss estimation process, the Company concluded that a discounted cash flow estimation technique, adjusted for current conditions and reasonable and supportable forecasts, is a more preferred approach for estimating expected credit losses of its loan segments, except consumer and other loans, which utilize the weighted average remaining maturity loss rate technique. The applicable CECL estimation technique is used to estimate the expected credit loss for off-balance sheet commitments for each loan segment. As part of the updates to estimation techniques, management updated certain related inputs and assumptions used to estimate the expected credit loss. The Company determined that the use of the updated estimate techniques and related inputs and assumptions enhances the transparency, accuracy and relevance of information relating to its allowance for credit losses through the application of data and calculations more clearly calibrated to the Company’s historical experience, the nature of its loan portfolio and unfunded commitments, and expectations for future economic conditions and corresponding expected credit losses.
The changes in the estimation techniques and certain related inputs and assumptions used in the determination of the Company’s expected credit losses on its loan portfolio and unfunded commitments did not have a material impact to the Company’s operating results and financial condition. The provision for credit losses for the nine months ended September 30, 2025, reflects this change in estimate and is accounted for prospectively after the transition date. Refer to Note 1, “Basis of presentation” in the consolidated financial statements for further specific information on the changes.

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
As a result of the Southern States merger, the Company recorded a total increase of $32,641 in the allowance for credit losses on loans as of the July 1, 2025 merger date. This included $7,518 of allowance for credit losses on acquired PCD loans, which was established through acquisition accounting adjustments using the gross-up method, whereby the initial allowance is added to the fair value of the loan to determine its amortized cost. Additionally, $25,123 of allowance for credit losses was established on acquired non-PCD loans through provision expense recognized in the post-combination financial statements for the three and nine months ended September 30, 2025. See Note 2, “Mergers and acquisitions” for additional details related to allowance associated with acquired loan portfolio.
The following tables provide the changes in the allowance for credit losses on loans HFI by class of financing receivable for the three and nine months ended September 30, 2025 and 2024:

	Commercial and industrial	Construction	1-to-4 family residential mortgage	Residential line of credit	Multi-family residential mortgage	Commercial real estate owner occupied		Commercial real estate non-owner occupied	Consumer and other	Total
Three Months Ended September 30, 2025
Beginning balance - June 30, 2025	$20,271	$21,848	$30,262	$8,671	$10,894	$11,939		$26,303	$18,760	$148,948
Initial allowance on loans purchased with deteriorated credit quality	1,959	298	64	31	159	1,515		3,418	74	7,518
Loans charged off	(100)	(399)	(322)	—	—	—		—	(888)	(1,709)
Recoveries of loans previously charged-off	12	—	6	11	—	4		—	246	279
Provision for credit losses on loans HFI	3,933	6,110	3,049	1,745	762	6,902	0	4,352	3,104	29,957
Ending balance - September 30, 2025	$26,075	$27,857	$33,059	$10,458	$11,815	$20,360		$34,073	$21,296	$184,993
Nine Months Ended September 30, 2025
Beginning balance - December 31, 2024	$16,667	$31,698	$25,340	$10,952	$10,512	$11,993		$25,531	$19,249	$151,942
Initial allowance on loans purchased with deteriorated credit quality	1,959	298	64	31	159	1,515		3,418	74	7,518
Loans charged-off	(3,071)	(399)	(758)	—	—	(17)		—	(2,811)	(7,056)
Recoveries of loans previously charged-off	227	—	26	12	—	34		529	1,000	1,828
Impact of change in accounting estimate for current expected credit losses	3,504	(4,705)	2,717	(3,428)	258	(1,074)		(1,747)	(2,373)	(6,848)
Provision for credit losses on loans HFI	6,789	965	5,670	2,891	886	7,909		6,342	6,157	37,609
Ending balance - September 30, 2025	$26,075	$27,857	$33,059	$10,458	$11,815	$20,360		$34,073	$21,296	$184,993

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
(Unaudited)

	Commercial and industrial	Construction	1-to-4 family residential mortgage	Residential line of credit	Multi-family residential mortgage	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Consumer and other	Total
Three Months Ended September 30, 2024
Beginning balance - June 30, 2024	$22,530	$34,170	$25,631	$10,097	$8,810	$11,312	$24,543	$17,962	$155,055
Loans charged off	(90)	—	(2)	(53)	—	—	—	(770)	(915)
Recoveries of loans previously charged-off	23	—	9	18	—	12	—	202	264
Provision for (reversal of) credit losses on loans HFI	1,670	(3,612)	341	662	834	243	98	1,620	1,856
Ending balance - September 30, 2024	$24,133	$30,558	$25,979	$10,724	$9,644	$11,567	$24,641	$19,014	$156,260
Nine Months Ended September 30, 2024
Beginning balance - December 31, 2023	$19,599	$35,372	$26,505	$9,468	$8,842	$10,653	$22,965	$16,922	$150,326
Loans charged-off	(159)	(92)	(295)	(73)	—	—	—	(2,136)	(2,755)
Recoveries of loans previously charged-off	57	—	75	18	—	240	—	651	1,041
Provision for (reversal of) credit losses on loans HFI	4,636	(4,722)	(306)	1,311	802	674	1,676	3,577	7,648
Ending balance - September 30, 2024	$24,133	$30,558	$25,979	$10,724	$9,644	$11,567	$24,641	$19,014	$156,260
Note (5)—Other real estate owned
The amount reported as other real estate owned includes property acquired through foreclosure in addition to excess facilities held for sale and is carried at the lower of the carrying amount of the underlying loan or the fair value of the real estate less costs to sell. The following table summarizes the other real estate owned for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Balance at beginning of period	$2,998	$4,173	$4,409	$3,192
Transfers from loans	1,975	—	5,272	2,400
Acquired through merger or acquisition	120	—	120	—
Proceeds from sale of other real estate owned	(659)	(412)	(5,071)	(1,846)
Gain (loss) on sale of other real estate owned	32	18	(225)	33
Write-downs and partial liquidations	—	—	(39)	—
Balance at end of period	$4,466	$3,779	$4,466	$3,779
Included within the other real estate owned balance above, foreclosed residential real estate properties totaled $1,877 and $2,880 as of September 30, 2025 and December 31, 2024, respectively.
The recorded investment in residential mortgage loans secured by residential real estate properties for which foreclosure proceedings are in process totaled $7,568 and $7,652 as of September 30, 2025 and December 31, 2024, respectively.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
(Unaudited)
Note (6)—Goodwill and intangible assets
Goodwill represents the excess of the cost of a business combination over the fair value of the net assets acquired.

Goodwill
Balance at December 31, 2024	242,561
Addition from merger with Southern States (See Note 2)	107,792
Balance at September 30, 2025	$350,353
The Company’s policy is to assess goodwill for impairment at the reporting unit level on an annual basis or more frequently, if an event occurs or circumstances change which indicate that the fair value of a reporting unit is below its carrying amount. Impairment is the condition that exists when the carrying amount of the reporting unit exceeds the fair value of that reporting unit. The Company performed a qualitative assessment as of October 1, 2024 and determined it was more likely than not the fair value of the reporting units exceeded its carrying value, including goodwill. As such, no impairment of goodwill was recorded. No events of circumstances since the October 1, 2024 annual impairment test were noted that would indicate it was more likely than not a goodwill impairment exists.
Core deposit and other intangibles include core deposit intangibles and a customer base trust intangible. The composition of core deposit and other intangibles, which excludes fully amortized intangibles, as of September 30, 2025 and December 31, 2024 is as follows:

	Core deposit and other intangibles
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
September 30, 2025
Core deposit intangible	$90,655	$(57,732)	$32,923
Customer base trust intangible	1,600	(1,307)	293
Total core deposit and other intangibles	$92,255	$(59,039)	$33,216

December 31, 2024
Core deposit intangible	$59,835	$(54,486)	$5,349
Customer base trust intangible	1,600	(1,187)	413
Total core deposit and other intangibles	$61,435	$(55,673)	$5,762
Amortization of core deposit and other intangibles totaled $2,079 and $3,366 for the three and nine months ended September 30, 2025, respectively, and $719 and $2,260 for the three and nine months ended September 30, 2024, respectively.
During the third quarter of 2025, the Company recorded $30,820 of core deposit intangibles resulting from the Southern States merger. See Note 2, “Mergers and acquisitions” for additional information regarding this transaction.
The estimated aggregate future years amortization expense of core deposit and other intangibles is as follows:

Remaining 2025	$1,934
2026	7,089
2027	5,996
2028	4,877
2029	3,904
2030	3,112
Thereafter	6,304
$33,216

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
(Unaudited)
Note (7)—Leases
As of September 30, 2025, the Company was the lessee in 50 operating leases and 1 finance lease of certain branch, mortgage and operations locations with original terms greater than one year.
Many leases include options to renew, with terms that can extend the lease up to an additional 20 years or more. Certain lease agreements contain provisions to periodically adjust rental payments for inflation. Renewal options that management is reasonably certain to renew and fixed rent escalations are included in the right-of-use asset and lease liability.
Information related to the Company’s leases is presented below as of September 30, 2025 and December 31, 2024:

		September 30,	December 31,
	Classification	2025	2024
Right-of-use assets:
Operating leases	Operating lease right-of-use assets	$51,035	$47,963
Finance leases	Premises and equipment, net	1,063	1,145
Total right-of-use assets		$52,098	$49,108
Lease liabilities:
Operating leases	Operating lease liabilities	$62,664	$60,024
Finance leases	Borrowings	1,154	1,229
Total lease liabilities		$63,818	$61,253
Weighted average remaining lease term (in years) - operating		11.0	11.0
Weighted average remaining lease term (in years) - finance		9.6	10.4
Weighted average discount rate - operating		3.68%	3.47%
Weighted average discount rate - finance		1.76%	1.76%
The components of total lease expense included in the consolidated statements of income were as follows:

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
	Classification	2025	2024	2025	2024
Operating lease costs:
Amortization of right-of-use asset	Occupancy and equipment	$2,023	$1,362	$5,846	$5,048
Short-term lease cost	Occupancy and equipment	70	96	229	282
Variable lease cost	Occupancy and equipment	333	321	1,302	1,024
Loss on lease terminations	Occupancy and equipment	265	—	265	—
Finance lease costs:
Interest on lease liabilities	Interest expense on borrowings	6	6	16	17
Amortization of right-of-use asset	Occupancy and equipment	28	28	83	83
Sublease income	Occupancy and equipment	(214)	(96)	(634)	(407)
Total lease cost		$2,511	$1,717	$7,107	$6,047
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

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
(Unaudited)
A maturity analysis of operating and finance lease liabilities and a reconciliation of cash flows to lease liabilities as of September 30, 2025 is as follows:

	Operating	Finance
	Leases	Lease
September 30, 2026	$2,317	$31
September 30, 2027	9,127	123
September 30, 2028	8,658	125
September 30, 2029	7,744	127
September 30, 2030	6,718	129
Thereafter	42,864	721
Total undiscounted future minimum lease payments	77,428	1,256
Less: imputed interest	(14,764)	(102)
Lease liabilities	$62,664	$1,154
Note (8)—Mortgage servicing rights
Changes in the Company’s mortgage servicing rights were as follows for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Carrying value at beginning of period	$153,464	$164,505	$162,038	$164,249
Capitalization	849	1,418	2,498	4,067
Change in fair value:
Due to payoffs/paydowns	(3,438)	(3,518)	(9,703)	(10,067)
Due to change in valuation inputs or assumptions	(1,035)	(5,308)	(4,993)	(1,152)
Carrying value at end of period	$149,840	$157,097	$149,840	$157,097
The following table summarizes servicing income and expense, which are included in mortgage banking income and other noninterest expense, respectively, in the consolidated statements of income for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Servicing income	$6,836	$7,244	$20,849	$21,907
Change in fair value of mortgage servicing rights	(4,473)	(8,826)	(14,696)	(11,219)
Change in fair value of derivative hedging instruments	1,083	4,336	4,006	(648)
Servicing income	3,446	2,754	10,159	10,040
Servicing expenses	1,409	1,732	4,974	5,612
Net servicing income	$2,037	$1,022	$5,185	$4,428

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
(Unaudited)
Data and key economic assumptions, as well as the valuation's sensitivity to interest rate fluctuations, related to the Company’s mortgage servicing rights as of September 30, 2025 and December 31, 2024 are as follows:

	September 30,	December 31,
	2025	2024
Unpaid principal balance of mortgage loans sold and serviced for others	$9,716,824	$10,235,048
Weighted-average prepayment speed (CPR)	6.51%	6.04%
Estimated impact on fair value of a 10% increase	$(4,133)	$(4,213)
Estimated impact on fair value of a 20% increase	$(7,972)	$(8,168)
Discount rate	9.65%	10.2%
Estimated impact on fair value of a 100 bp increase	$(7,000)	$(7,515)
Estimated impact on fair value of a 200 bp increase	$(13,416)	$(14,397)
Weighted-average coupon interest rate	3.64%	3.59%
Weighted-average servicing fee (basis points)	27	27
Weighted-average remaining maturity (in months)	337	336
The sensitivity calculations above are hypothetical changes and should not be considered to be predictive of future performance. Changes in fair value based on adverse changes in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, the effect of an adverse variation in a particular assumption on the fair value of the mortgage servicing rights is calculated without changing any other assumption, while in reality changes in one factor may result in changes in another, which may either magnify or counteract the effect of the change. The derivative instruments utilized by the Company, which were not included in the above sensitivities, would serve to offset the estimated impacts to fair value included in the table above. See Note 12, “Derivatives” for additional information on these derivative instruments.
As of September 30, 2025 and December 31, 2024, the Company held mortgage escrow deposits totaling $131,588 and $68,995, respectively, related to loans sold with servicing retained.
Note (9)—Borrowings
The Company has access to various sources of funds that allow for management of interest rate exposure and liquidity. The following table summarizes the Company's outstanding borrowings and weighted average interest rates as of September 30, 2025 and December 31, 2024:

	Outstanding Balance		Weighted Average Interest Rate
	September 30,	December 31,	September 30,	December 31,
	2025	2024	2025	2024
Securities sold under agreements to repurchase and federal funds purchased	$107,486	$13,499	4.23%	0.20%
Subordinated debt, net	83,338	130,704	5.01%	5.28%
Other borrowings	22,814	32,586	0.09%	0.07%
Total	$213,638	$176,789
Securities sold under agreements to repurchase and federal funds purchased
Securities sold under agreements to repurchase are financing arrangements that mature daily. Securities sold under agreements to repurchase totaled $12,486 and $13,499 as of September 30, 2025 and December 31, 2024, respectively. The weighted average interest rate of the Company's securities sold under agreements to repurchase was 0.17% and 0.20% as of September 30, 2025 and December 31, 2024, respectively. The fair value of securities pledged to secure repurchase agreements may decline. The Company manages this risk by having a policy to pledge securities valued at 100% of the outstanding balance of repurchase agreements.
The Bank maintains lines with certain correspondent banks that provide borrowing capacity in the form of federal funds purchased. Federal funds purchased are short-term borrowings that typically mature within one to fourteen days. As of September 30, 2025 and December 31, 2024, the aggregate total borrowing capacity under these lines amounted to $405,000 and $370,000, respectively. As of September 30, 2025, borrowings against these lines, which are classified as federal funds purchased, totaled $95,000 with a weighted average rate of 4.77%. There were no such borrowings outstanding as of December 31, 2024.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
(Unaudited)
Information concerning securities sold under agreement to repurchase and federal funds purchased as of or for the nine months ended September 30, 2025 and year ended December 31, 2024 is summarized as follows:

	September 30, 2025	December 31, 2024
Balance at period-end	$107,486	$13,499
Average daily balance during the period	11,773	21,339
Average interest rate during the period	0.72%	1.72%
Maximum month-end balance during the period	$107,486	$78,228
Weighted average interest rate at period-end	4.23%	0.20%
Federal Home Loan Bank Advances
As a member of the FHLB, the Company may utilize advances from the FHLB in order to provide additional liquidity and funding. Under these short-term agreements, the Company maintains a line of credit that as of September 30, 2025 and December 31, 2024 had total borrowing capacity of $1,551,283 and $1,397,905, respectively. As of September 30, 2025 and December 31, 2024, the Company had qualifying loans pledged as collateral securing these lines amounting to $2,708,821 and $2,608,687, respectively. There were no FHLB advances outstanding as of September 30, 2025 or December 31, 2024.
Information concerning FHLB advances as of or for the nine months ended September 30, 2025 within the table below. There were no FHLB advances outstanding as of or for the year ended December 31, 2024.

September 30, 2025
Balance at period-end	$—
Average daily balance during the period	12,821
Average interest rate during the period	4.48%
Maximum month-end balance during the period	$100,000
Weighted average interest rate at period-end	—%
Subordinated Debt
Prior to September 30, 2025, the Company had issued junior subordinated debentures through two separate trusts which issued floating rate trust preferred securities to external investors. The trusts were created for the sole purpose of issuing 30-year capital trust preferred securities to fund the purchase of the junior subordinated debentures. In September 2025, the Company redeemed notes related to these trusts at the principal amount plus accrued and unpaid interest pursuant to the terms of the debentures. As a result of this redemption, the Company redeemed $30,930 of junior subordinated debentures.
Separately, during September 2025, the Bank redeemed $100,000 of ten-year fixed-to-floating rate subordinated notes. This redemption was executed at the principal amount plus accrued interest, in accordance with the terms of the notes.
On July 1, 2025, the Company assumed three separate fixed-to-floating rate subordinated notes in connection with its merger with Southern States with a principal balance totaling $92,500. As of September 30, 2025, no other subordinated debt remained outstanding apart from the debt assumed through this business combination.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
(Unaudited)
Further details regarding our subordinated debt as of September 30, 2025 are provided below.

Name	Year established	Maturity	Call date	Total debt outstanding	Interest rate	Coupon structure
February 2032 Subordinated Debt(1)	2022	02/07/2032	02/07/2027	$47,500	3.50%	Quarterly fixed(2)
October 2032 Subordinated Debt(1)	2022	10/26/2032	10/26/2027	40,000	7.00%	Quarterly fixed(2)
December 2031 Subordinated Debt(1)	2021	12/22/2031	12/31/2026	5,000	3.50%	Quarterly fixed(2)
Unamortized fair value marks				(9,162)
Total subordinated debt, net				$83,338
(1) The Company classifies the issuance, net of unamortized fair value marks, as Tier 2 capital, which will be phased out 20% per year in the final five years before maturity.
(2) Beginning on each respective call date, the coupon structure migrates to 3M SOFR plus a spread of 205 basis points, 306 basis points and 242 basis points for the February 2032, October 2032 and December 2031 subordinated issues, respectively, through the end of the term of each debenture.

Other Borrowings
As of September 30, 2025 and December 31, 2024, other borrowings included a finance lease liability amounting to $1,154 and $1,229, respectively. Additionally, as of September 30, 2025 and December 31, 2024, the Company recorded $21,660 and $31,357, respectively, of optional repurchase commitments of government guaranteed GNMA loans that meet certain defined delinquency rates under their contractual terms that were eligible for optional repurchase and recorded in both loans held for sale and other borrowings.
See Note 7, “Leases” and Note 13, “Fair Value of financial instruments” for additional information regarding the Company's finance lease and guaranteed GNMA loans eligible for repurchase, respectively.
Note (10)—Income taxes
The following table presents a reconciliation of income taxes for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
Federal taxes calculated at statutory rate	$6,217	21.0%	$2,392	21.0%	$14,427	21.0%	$20,275	21.0%
Increase (decrease) resulting from:
State taxes, net of federal benefit	125	0.4%	(986)	(8.7)%	372	0.5%	(776)	(0.8)%
(Benefit) expense from stock-based compensation	(29)	(0.1)%	(1)	—%	(408)	(0.6)%	75	0.1%
Municipal interest income, net of interest disallowance	(408)	(1.4)%	(313)	(2.7)%	(1,221)	(1.8)%	(1,014)	(1.1)%
Bank-owned life insurance	(151)	(0.5)%	(81)	(0.7)%	(334)	(0.5)%	(692)	(0.7)%
Section 162(m) limitation	110	0.4%	43	0.4%	795	1.2%	247	0.3%
Expiration of the statute of limitations(1)	—	—%	—	—%	(8,713)	(12.7)%	—	—%
Interest on refunds(1)	—	—%	—	—%	(2,591)	(3.8)%	—	—%
Other	363	1.2%	120	1.0%	719	1.1%	278	0.3%
Income tax expense, as reported	$6,227	21.0%	$1,174	10.3%	$3,046	4.4%	$18,393	19.1%
(1) For the nine months ended September 30, 2025, a one-time tax benefit of $10,713 was recognized due to the expiration of the statute of limitations with respect to an amended income tax return and the associated interest.

On July 4, 2025, new tax legislation referred to as the One Big Beautiful Bill Act was enacted into law by the federal government. The tax provisions of the One Big Beautiful Bill Act did not have a material impact on our income tax expense. The retroactive extension of bonus depreciation has afforded the Company additional income tax deductions for 2025, reducing the anticipated income taxes payable for 2025.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
(Unaudited)
Note (11)—Commitments and contingencies
Commitments to extend credit and letters of credit
The Company issues certain financial instruments to meet customer financing needs, including loan commitments, credit lines and letters of credit. The agreements associated with these type of unfunded loan commitments provide credit or support the credit of others, as long as conditions established in the contract are met, and usually have expiration dates.
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

	September 30,	December 31,
	2025	2024
Commitments to extend credit, excluding interest rate lock commitments	$3,190,375	$2,770,105
Letters of credit	66,586	69,855
Balance at end of period	$3,256,961	$2,839,960
As of September 30, 2025 and December 31, 2024, unfunded loan commitments included above with floating interest rates totaled $2,988,878 and $2,573,218, respectively.
Beginning on June 30, 2025, a discounted cash flow estimation technique, adjusted for current conditions and reasonable and supportable forecasts, was utilized to estimate the expected credit losses of its loan segments, except consumer and other loans, which utilize the weighted average remaining maturity loss rate technique. The Company determined that the use of the updated estimate techniques and related inputs and assumptions enhances the transparency, accuracy and relevance of information relating to its allowance for credit losses through the application of data and calculations more clearly calibrated to our historical experience, the nature of its loan portfolio and unfunded commitments, and expectations for future economic conditions and corresponding expected credit losses. See “Note 1, “Basis of presentation” for further discussion on the change in estimate. The changes are accounted for as a change in estimate included in the provision for credit losses for the nine months ended September 30, 2025 and did not have a material impact to the Company's operating results and financial condition.
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
The table below presents activity within the allowance for credit losses on unfunded loan commitments included in accrued expenses and other liabilities on the Company’s consolidated balance sheets:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Balance at beginning of period	$12,932	$5,984	$6,107	$8,770
Provision for credit losses on unfunded commitments acquired in business combination	3,243	—	3,243	—
Impact of change in accounting estimate for current expected credit losses	—	—	6,452	—
Provision for (reversal of) credit losses on unfunded commitments	1,217	58	1,590	(2,728)
Balance at end of period	$17,392	$6,042	$17,392	$6,042
Loan repurchases or indemnifications
In connection with the sale of mortgage loans to third-party private investors or government sponsored agencies, the Company makes representations and warranties as to the propriety of its origination activities, which are typical and customary to these types of transactions. Occasionally, investors require the Company to repurchase loans sold to them or otherwise indemnify the investor against certain losses under the terms of the warranties. When the Company is required to repurchase the loans, the loans are recorded at fair value in loans HFI. The total principal amount of loans

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
(Unaudited)
repurchased or indemnified for was $2,576 and $5,827 for the three and nine months ended September 30, 2025, respectively and $1,382 and $4,893 for the three and nine months ended September 30, 2024, respectively.
At September 30, 2025 and December 31, 2024, the Company had $740 and $697, respectively, of reserves associated with potential losses on loans previously sold included in accrued expenses and other liabilities on the Company's consolidated balance sheets.
Legal Proceedings
Various legal claims arise from time to time in the normal course of business, which, in the opinion of management, will not have a material effect on the Company’s consolidated financial statements.
Note (12)—Derivatives
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
At both September 30, 2025 and December 31, 2024, the Company did not hold any interest rate swaps designated as fair value hedges. The Company did hold interest rate swaps designated as fair value hedges for a period of time during the nine months ended September 30, 2024.
During the three and nine months ended September 30, 2024, the Company had $993 and $4,588, respectively, of amortization expense in interest expense on deposits related to terminated fair value hedges. During the nine months ended September 30, 2024, there was $645 of expense included in interest expense on borrowings related to fair value hedges. There was no such expense for the three months ended September 30, 2024.
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
At both September 30, 2025 and December 31, 2024, the Company did not have any interest rate swaps that were designated as cash flow hedges. The Company did hold interest rate swaps designated as cash flow hedges during the nine months ended September 30, 2024.
The Company’s consolidated statements of income included a loss of $5 and a gain of $517 for the three and nine months ended September 30, 2024 in interest expense on borrowings related to these cash flow hedges, respectively. The cash flow hedges were highly effective during this period and as a result qualified for hedge accounting treatment. As such, no amounts were reclassified from accumulated other comprehensive loss into earnings as a result of hedge ineffectiveness during the period.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
(Unaudited)
For the three and nine months ended September 30, 2024, the Company had a loss of $59 and $428, respectively, in other comprehensive income, net of tax benefit of $21 and $151, respectively, for derivative instruments designated as cash flow hedges. No such activity was recorded during the three and nine months ended September 30, 2025.
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
The following tables provide details on the Company’s non-designated derivative financial instruments as of the dates presented:

	September 30, 2025
	Notional Amount	Asset	Liability
Interest rate contracts	$683,218	$26,588	$26,640
Forward commitments	275,000	—	630
Interest rate-lock commitments	128,961	1,972	—
Futures contracts	187,500	—	1,144
Total	$1,274,679	$28,560	$28,414

	December 31, 2024
	Notional Amount	Asset	Liability
Interest rate contracts	$565,152	$29,298	$29,377
Forward commitments	140,000	6	—
Interest rate-lock commitments	65,687	647	—
Futures contracts	217,000	—	3,006
Total	$987,839	$29,951	$32,383

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
(Unaudited)
(Losses) gains included in the consolidated statements of income related to the Company’s non-designated derivative financial instruments were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Included in mortgage banking income:
Interest rate lock commitments	$(350)	$18	$1,325	$194
Forward commitments	(1,237)	(1,549)	(1,560)	(1,115)
Futures contracts	517	3,612	2,648	(787)
Total	$(1,070)	$2,081	$2,413	$(1,708)
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

				Gross amounts not offset on the consolidated balance sheets
	Gross amounts recognized	Gross amounts offset on the consolidated balance sheets	Net amounts presented on the consolidated balance sheets	Financial instruments	Financial collateral pledged	Net Amount
September 30, 2025
Derivative financial assets	$20,625	$—	$20,625	$6,135	$—	$14,490
Derivative financial liabilities	$11,078	$—	$11,078	$6,135	$4,943	$—

December 31, 2024
Derivative financial assets	$28,379	$—	$28,379	$1,030	$—	$27,349
Derivative financial liabilities	$9,144	$—	$9,144	$1,030	$8,114	$—
Collateral Requirements
Most derivative contracts are secured by collateral. Accordingly, pursuant to the interest rate agreements with derivative counterparties, the Company may be required to accept or post collateral with these derivative counterparties. As of September 30, 2025 and December 31, 2024, the Company had collateral posted of $29,765 and $20,961, respectively, against its obligations under these agreements. Cash pledged as collateral on derivative contracts is recorded in other assets on the consolidated balance sheets.
Note (13)—Fair value of financial instruments
FASB ASC 820-10 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820-10 also establishes a framework for measuring the fair value of assets and liabilities according to a hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets and liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The hierarchy maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
(Unaudited)
when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that are derived from assumptions based on management’s estimate of assumptions that market participants would use in pricing the asset or liability based on the best information available under the circumstances.
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

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
(Unaudited)
The balances and levels of the assets and liabilities measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024 are presented in the following tables:

At September 30, 2025	Quoted prices in active markets for identical assets (liabilities) (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Total
Recurring valuations:
Financial assets:
AFS debt securities:
U.S. government agency securities	$—	$653,197	$—	$653,197
Mortgage-backed securities - residential	—	587,587	—	587,587
Mortgage-backed securities - commercial	—	10,681	—	10,681
Municipal securities	—	165,411	—	165,411
U.S. Treasury securities	—	7,080	—	7,080
Corporate securities	—	2,995	—	2,995
Equity securities, at fair value	—	1,450	—	1,450
Total securities	$—	$1,428,401	$—	$1,428,401
Loans held for sale, at fair value	$—	$145,789	$—	$145,789
Mortgage servicing rights	—	—	149,840	149,840
Derivatives	—	28,560	—	28,560
Financial Liabilities:
Derivatives	—	28,414	—	28,414

At December 31, 2024	Quoted prices in active markets for identical assets (liabilities) (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Total
Recurring valuations:
Financial assets:
AFS debt securities:
U.S. government agency securities	$—	$563,007	$—	$563,007
Mortgage-backed securities - residential	—	810,999	—	810,999
Mortgage-backed securities - commercial	—	14,857	—	14,857
Municipal securities	—	147,857	—	147,857
U.S. Treasury securities	—	299	—	299
Corporate securities	—	989	—	989
Total securities	$—	$1,538,008	$—	$1,538,008
Loans held for sale, at fair value	$—	$95,403	$—	$95,403
Mortgage servicing rights	—	—	162,038	162,038
Derivatives	—	29,951	—	29,951
Financial Liabilities:
Derivatives	—	32,383	—	32,383

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
(Unaudited)
The balances and levels of the assets measured at fair value on a nonrecurring basis as of September 30, 2025 and December 31, 2024 are presented in the following tables:

At September 30, 2025	Quoted prices in active markets for identical assets (liabilities (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Total
Nonrecurring valuations:
Financial assets:
Other real estate owned	$—	$—	$3,076	$3,076
Collateral-dependent net loans held for investment:
Commercial and industrial	—	—	1,513	1,513
Construction	—	—	16,326	16,326
Residential real estate:
1-to-4 family mortgage	—	—	1,728	1,728
Commercial real estate:
Non-owner occupied	—	—	5,930	5,930
Total collateral-dependent loans	$—	$—	$25,497	$25,497

At December 31, 2024	Quoted prices in active markets for identical assets (liabilities) (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Total
Nonrecurring valuations:
Financial assets:
Other real estate owned	$—	$—	$2,873	$2,873
Collateral-dependent net loans held for investment:
Commercial and industrial	$—	$—	$694	$694
Construction	—	—	20,818	20,818
Residential real estate:
Multifamily	—	—	9,000	9,000
Total collateral-dependent loans	$—	$—	$30,512	$30,512
The significant unobservable inputs (Level 3) used in the valuation and changes in fair value associated with the Company’s mortgage servicing rights for the three and nine months ended September 30, 2025 and 2024 are detailed at Note 8, “Mortgage servicing rights.”
The following tables present information as of September 30, 2025 and December 31, 2024 about significant unobservable inputs (Level 3) used in the valuation of assets measured at fair value on a nonrecurring basis:

September 30, 2025
Financial instrument	Fair Value	Valuation technique	Significant unobservable inputs	Range of inputs
Collateral-dependent net loans held for investment	$25,497	Valuation of collateral	Discount for comparable sales	10%-23%
Other real estate owned	$3,076	Appraised value of property less costs to sell	Discount for costs to sell	0%-10%

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
Fair value for collateral-dependent loans is determined based on the estimated value of the collateral securing the loans, less estimated selling costs and closing costs related to liquidation of the collateral. For loans secured by real estate, the fair value is determined based on appraisals performed by qualified appraisers and reviewed by qualified personnel. For non-real estate collateral, fair value is determined based on various sources, including third party asset valuation and internally determined values based on cost adjusted or other judgmentally determined factors. Collateral-dependent loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on changes in market conditions from the time of valuation and management’s knowledge of the borrower and borrower’s business. As of September 30, 2025 and December 31, 2024, total amortized cost of collateral-dependent loans measured on a nonrecurring basis amounted to $26,333 and $34,712, respectively. The allowance for credit losses is calculated as the amount for which the loan’s amortized cost basis exceeds fair value.
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
Fair value option
The following table summarizes the Company’s loans held for sale as of the dates presented:

	September 30,	December 31,
	2025	2024
Loans held for sale under a fair value option:
Mortgage loans held for sale	145,789	95,403
Loans held for sale not accounted for under a fair value option:
Mortgage loans held for sale - guaranteed GNMA repurchase option	21,660	31,357
Total loans held for sale	$167,449	$126,760
Mortgage loans held for sale
Net gains of $405 and $2,233 resulting from fair value changes of mortgage loans held for sale were recorded in income during the three and nine months ended September 30, 2025, respectively, compared to net losses of $241 and net gains of $315 during the three and nine months ended September 30, 2024, respectively. These gains and losses do not reflect changes in fair values of related derivative instruments used to hedge exposure to market-related risks associated with these mortgage loans held for sale. The net change in fair value of these loans held for sale and derivatives resulted in a net gain of $801 and $2,741 for the three and nine months ended September 30, 2025, respectively, compared to a net loss of $480 and a net gain of $1,337 during the three and nine months ended September 30, 2024, respectively. The change in fair value of mortgage loans held for sale and the related derivative instruments are recorded in mortgage banking income in the consolidated statements of income. Election of the fair value option allows the Company to reduce the accounting volatility that would otherwise result from the asymmetry created by accounting for the financial instruments at the lower of cost or fair value and the derivatives at fair value.
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

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
(Unaudited)
The following table summarizes the differences between the fair value and the principal balance for mortgage loans held for sale measured at fair value as of September 30, 2025 and December 31, 2024:

	September 30,	December 31,
	2025	2024
Aggregate fair value	$145,789	$95,403
Aggregate unpaid principal balance	142,071	93,918
Difference	$3,718	$1,485
The following table contains the estimated fair values and the related carrying values of the Company’s financial instruments. Non-financial instruments are excluded from the table below.

		Fair Value
September 30, 2025	Carrying amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$1,280,033	$1,280,033	$—	$—	$1,280,033
Investment securities	1,428,401	—	1,428,401	—	1,428,401
Net loans HFI	12,112,607	—	—	12,017,272	12,017,272
Loans held for sale, at fair value	145,789	—	145,789	—	145,789
Interest receivable	60,755	822	7,384	52,549	60,755
Mortgage servicing rights	149,840	—	—	149,840	149,840
Derivatives	28,560	—	28,560	—	28,560
Financial liabilities:
Deposits:
Without stated maturities	$11,117,354	$11,117,354	$—	$—	$11,117,354
With stated maturities	2,695,601	—	2,693,758	—	2,693,758
Securities sold under agreements to repurchase and federal funds purchased	107,486	107,486	—	—	107,486
Subordinated debt, net	83,338	—	—	85,504	85,504
Interest payable	16,560	3,847	12,713	—	16,560
Derivatives	28,414	—	28,414	—	28,414

	Fair Value
December 31, 2024	Carrying amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$1,042,488	$1,042,488	$—	$—	$1,042,488
Investment securities	1,538,008	—	1,538,008	—	1,538,008
Net loans HFI	9,450,442	—	—	9,221,311	9,221,311
Loans held for sale, at fair value	95,403	—	95,403	—	95,403
Interest receivable	49,611	629	8,012	40,970	49,611
Mortgage servicing rights	162,038	—	—	162,038	162,038
Derivatives	29,951	—	29,951	—	29,951
Financial liabilities:
Deposits:
Without stated maturities	$9,361,140	$9,361,140	$—	$—	$9,361,140
With stated maturities	1,849,294	—	1,846,989	—	1,846,989
Securities sold under agreements to repurchase and federal funds purchased	13,499	13,499	—	—	13,499
Subordinated debt, net	130,704	—	—	126,684	126,684
Interest payable	24,182	3,759	18,923	1,500	24,182
Derivatives	32,383	—	32,383	—	32,383

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
(Unaudited)
Note (14)—Segment reporting
The Company and the Bank are engaged in the business of banking and provide a full range of financial services to its customers. The Company determines reportable segments based on the significance of the segment’s operating results to the overall Company, the products and services offered, customer characteristics, processes and service delivery of the segments and the regular financial performance review and allocation of resources by the Chief Executive Officer, the Company’s chief operating decision maker. The Company has identified two distinct reportable segments—Banking and Mortgage. The Company’s primary segment is Banking, which provides a full range of deposit and lending products and services to corporate, commercial and consumer customers. The Company also originates conforming residential mortgage loans through its Mortgage segment, whose activities include the servicing of residential mortgage loans and securitization of loans to third party private investors or government sponsored agencies.
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
The following tables present selected financial information with respect to the Company’s reportable segments for the three and nine months ended September 30, 2025 and 2024.

Three Months Ended September 30, 2025	Banking	Mortgage	Consolidated
Interest income	$236,073	$825	$236,898
Interest expense	91,214	(1,556)	89,658
Net interest income	144,859	2,381	147,240
Provisions for credit losses	34,070	347	34,417
Net interest income after provision for credit losses	110,789	2,034	112,823
Mortgage banking income	—	16,874	16,874
Change in fair value of mortgage servicing rights, net of hedging(1)	—	(3,390)	(3,390)
Other noninterest income	13,078	73	13,151
Total noninterest income	13,078	13,557	26,635
Salaries, commissions and employee benefits	51,441	7,769	59,210
Merger and integration costs	16,057	—	16,057
Depreciation and amortization	3,167	18	3,185
Amortization of intangibles	2,079	—	2,079
Other noninterest expense(2)	24,225	5,100	29,325
Total noninterest expense	96,969	12,887	109,856
Income before income taxes	$26,898	$2,704	$29,602
Income tax expense			6,227
Net income applicable to FB Financial Corporation and noncontrolling interest			23,375
Net income applicable to noncontrolling interest			—
Net income applicable to FB Financial Corporation			$23,375
Total assets	$15,598,629	$637,830	$16,236,459
Goodwill	350,353	—	350,353
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

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
(Unaudited)

Nine Months Ended September 30, 2025	Banking(3)	Mortgage	Consolidated
Interest income	$595,948	$2,740	$598,688
Interest expense	236,421	(4,029)	232,392
Net interest income	359,527	6,769	366,296
Provisions for credit losses	36,841	5,205	42,046
Net interest income after provision for credit losses	322,686	1,564	324,250
Mortgage banking income	—	49,629	49,629
Change in fair value of mortgage servicing rights, net of hedging(1)	—	(10,690)	(10,690)
Other noninterest (loss) income	(23,982)	158	(23,824)
Total noninterest (loss) income	(23,982)	39,097	15,115
Salaries, commissions and employee benefits	131,545	22,647	154,192
Merger and integration costs	19,192	—	19,192
Depreciation and amortization	8,759	61	8,820
Amortization of intangibles	3,366	—	3,366
Other noninterest expense(2)	68,346	16,750	85,096
Total noninterest expense	231,208	39,458	270,666
Income before income taxes	$67,496	$1,203	$68,699
Income tax expense			3,046
Net income applicable to FB Financial Corporation and noncontrolling interest			65,653
Net income applicable to noncontrolling interest(3)			8
Net income applicable to FB Financial Corporation			$65,645
Total assets	$15,598,629	$637,830	$16,236,459
Goodwill	350,353	—	350,353
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
(3) Banking segment includes noncontrolling interest.

Three Months Ended September 30, 2024	Banking	Mortgage	Consolidated
Interest income	$185,824	$(196)	$185,628
Interest expense	81,489	(1,878)	79,611
Net interest income	104,335	1,682	106,017
Provisions for credit losses	1,861	53	1,914
Net interest income after provision for credit losses	102,474	1,629	104,103
Mortgage banking income	—	16,043	16,043
Change in fair value of mortgage servicing rights, net of hedging(1)	—	(4,490)	(4,490)
Other noninterest (loss) income	(28,370)	320	(28,050)
Total noninterest income	(28,370)	11,873	(16,497)
Salaries, commissions and employee benefits	39,938	7,600	47,538
Depreciation and amortization	3,141	114	3,255
Amortization of intangibles	719	—	719
Other noninterest expense(2)	19,316	5,384	24,700
Total noninterest expense	63,114	13,098	76,212
Income before income taxes	$10,990	$404	$11,394
Income tax expense			1,174
Net income applicable to FB Financial Corporation and noncontrolling interest			10,220
Net income applicable to noncontrolling interest			—
Net income applicable to FB Financial Corporation			$10,220
Total assets	$12,337,135	$583,087	$12,920,222
Goodwill	242,561	—	242,561
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

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
(Unaudited)

Nine Months Ended September 30, 2024	Banking(3)	Mortgage	Consolidated
Interest income	$539,814	$(645)	$539,169
Interest expense	235,824	(4,777)	231,047
Net interest income	303,990	4,132	308,122
Provisions for (reversals of) credit losses	5,131	(211)	4,920
Net interest income after provision for credit losses	298,859	4,343	303,202
Mortgage banking income	—	47,915	47,915
Change in fair value of mortgage servicing rights, net of hedging(1)	—	(11,867)	(11,867)
Other noninterest (loss) income	(19,687)	712	(18,975)
Total noninterest income	(19,687)	36,760	17,073
Salaries, commissions and employee benefits	116,521	21,860	138,381
Depreciation and amortization	8,594	363	8,957
Amortization of intangibles	2,260	—	2,260
Other noninterest expense(2)	58,111	16,016	74,127
Total noninterest expense	185,486	38,239	223,725
Income before income taxes	$93,686	$2,864	$96,550
Income tax expense			18,393
Net income applicable to FB Financial Corporation and noncontrolling interest			78,157
Net income applicable to noncontrolling interest(3)			8
Net income applicable to FB Financial Corporation			$78,149
Total assets	$12,337,135	$583,087	$12,920,222
Goodwill	242,561	—	242,561
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
Note (15)—Minimum capital requirements
Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action.
Under regulatory guidance for non-advanced approach institutions, the Bank and Company are required to maintain minimum capital ratios as outlined in the table below. Minimum risk-based capital adequacy ratios below include a capital conservation buffer of 2.50%. As of September 30, 2025 and December 31, 2024, the Bank and Company met all capital adequacy requirements to which they are subject. Additionally, under U.S. Basel III Capital Rules, the Bank and Company opted out of including accumulated other comprehensive income in regulatory capital.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
(Unaudited)
Actual and required capital amounts and ratios are included below as of the dates indicated.

September 30, 2025	Actual		Minimum Requirement for Capital Adequacy with Capital Buffer		To Qualify as Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk-weighted assets)
FB Financial Corporation	$1,923,161	13.6%	$1,488,143	10.5%	N/A	N/A
FirstBank	1,863,890	13.3%	1,475,854	10.5%	$1,405,575	10.0%
Tier 1 Capital (to risk-weighted assets)
FB Financial Corporation	$1,662,376	11.7%	$1,204,687	8.5%	N/A	N/A
FirstBank	1,687,888	12.0%	1,194,739	8.5%	$1,124,460	8.0%
Common Equity Tier 1 Capital (to risk-weighted assets)
FB Financial Corporation	$1,662,376	11.7%	$992,095	7.0%	N/A	N/A
FirstBank	1,687,888	12.0%	983,903	7.0%	$913,624	6.5%
Tier 1 Capital (to average assets)
FB Financial Corporation	$1,662,376	10.6%	$628,731	4.0%	N/A	N/A
FirstBank	1,687,888	10.8%	626,042	4.0%	$782,552	5.0%

December 31, 2024(1)	Actual		Minimum Requirement for Capital Adequacy with Capital Buffer		To Qualify as Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk-weighted assets)
FB Financial Corporation	$1,721,941	15.2%	$1,187,163	10.5%	N/A	N/A
FirstBank	1,650,305	14.7%	1,175,095	10.5%	$1,119,138	10.0%
Tier 1 Capital (to risk-weighted assets)
FB Financial Corporation	$1,480,722	13.1%	$961,037	8.5%	N/A	N/A
FirstBank	1,410,505	12.6%	951,267	8.5%	$895,310	8.0%
Common Equity Tier 1 Capital (to risk-weighted assets)
FB Financial Corporation	$1,450,722	12.8%	$791,442	7.0%	N/A	N/A
FirstBank	1,410,505	12.6%	783,397	7.0%	$727,440	6.5%
Tier 1 Capital (to average assets)
FB Financial Corporation	$1,480,722	11.3%	$522,557	4.0%	N/A	N/A
FirstBank	1,410,505	10.8%	521,538	4.0%	$651,923	5.0%
(1) The Company adopted CECL on January 1, 2020, and the December 31, 2024 regulatory capital ratios reflect the final year of the Company's election of the five-year transition provision.
Note (16)—Employee benefit plans
401(k) plan
The Company sponsors a defined contribution plan which covers substantially all employees and allows participating employees to contribute the maximum amount of their eligible salary subject to certain limits based on the federal tax laws. The Company has an employer match of 50% of the first 6% of an employee’s salary with any such contributions vesting ratably over a three-year period. Matching employer contributions totaled $1,478 and $3,691 for the three and nine months ended September 30, 2025, respectively and $760 and $2,526 for the three and nine months ended September 30, 2024, respectively.
Acquired supplemental retirement plans
Historically, the Company has maintained nonqualified supplemental retirement plans for certain former employees assumed through acquisitions. In connection with the Southern States merger, the Company assumed additional nonqualified supplemental retirement plans, similar to those previously maintained. As of September 30, 2025 and December 31, 2024, accrued expenses and other liabilities on the consolidated balance sheets included post-retirement benefits payable of $12,722 and $2,328, respectively, related to these plans. For the three and nine months ended September 30, 2025 and 2024, the expense related to these plans and payments to the participants were not meaningful.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
(Unaudited)

Related to the nonqualified supplemental retirement plan obligations, the Company maintains BOLI policies covering these individuals and annuity contracts to satisfy the underlying obligation, all acquired through past acquisitions. At September 30, 2025 and December 31, 2024, cash surrender value of BOLI was $113,374 and $72,504, respectively. Income related to these policies (net of related insurance premium expense) amounted to $717 and $1,589 for the three and nine months ended September 30, 2025, respectively, and $385 and $3,296 for the three and nine months ended September 30, 2024, respectively. At September 30, 2025, the annuity contracts held had a contract value of $16,644 included in other assets. There were no such annuity contracts at December 31, 2024. Income related to these annuity contracts recorded in other income was not meaningful for the three and nine months ended September 30, 2025. There was no such income recorded for three and nine months ended September 30, 2024.
Note (17)—Stock-based compensation
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
The following table summarizes changes in RSUs for the nine months ended September 30, 2025:

	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Balance at beginning of period (unvested)	345,436	$36.71
Granted	170,614	48.27
Vested	(166,583)	37.67
Forfeited	(11,676)	40.54
Balance at end of period (unvested)	337,791	$41.94
The total fair value of RSUs vested and released was $345 and $6,275 for the three and nine months ended September 30, 2025, respectively, and $207 and $5,496 for the three and nine months ended September 30, 2024, respectively.
The compensation cost related to these grants and vesting of RSUs was $1,747 and $6,343 for the three and nine months ended September 30, 2025, respectively, and $1,744 and $5,741 for the three and nine months ended September 30, 2024, respectively. These amounts include RSU grants made to directors and director compensation to be settled in stock amounting to $256 and $730 during the three and nine months ended September 30, 2025, respectively, and $237 and $584 for the three and nine months ended September 30, 2024, respectively.
As of September 30, 2025, there was $8,426 of total unrecognized compensation cost related to unvested RSUs which is expected to be recognized over a weighted-average period of 1.79 years. Additionally, as of September 30, 2025, there were 1,186,133 shares available for issuance under the Company’s stock compensation plans. As of September 30, 2025 and December 31, 2024, there was $308 and $344, respectively, accrued in accrued expenses and other liabilities related to dividend equivalent units declared which is to be paid upon vesting and distribution of the underlying RSUs.
Performance-Based Restricted Stock Units
The Company awards PSUs to certain employees. Under the terms of the awards, the number of units that will vest and convert to shares of common stock will be based on the Company’s achievement of certain performance metrics over a fixed three-year performance period. The number of shares issued upon vesting can range from 0% to 200% of the PSUs granted.
For PSUs granted prior to December 31, 2023, performance factors are based on the Company’s achievement of core return on average tangible common equity over the performance period relative to a predefined peer group.
For PSUs granted after December 31, 2023, performance factors are based on a combination of the same metric discussed above as well as the Company’s adjusted tangible book value over the performance period.

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
The following table summarizes information about the changes in PSUs as of and for the nine months ended September 30, 2025:

	Performance Stock Units Outstanding(1)	Weighted Average Grant Date Fair Value
Balance at beginning of period (unvested)	223,393	$38.06
Granted	75,329	49.33
Performance adjustment (2)	348	44.09
Vested	(50,269)	44.09
Forfeited or expired	(4,909)	39.71
Balance at end of period (unvested)	243,892	$40.24
(1) PSUs are presented in the table above assuming targets are met and the awards pay out at 100%.
(2) The performance adjustment represents the difference between shares granted and vested due to achievement of performance factors.

The following table summarizes data related to the Company’s outstanding PSUs as of September 30, 2025:

Grant Year	Grant Price	Performance Period	PSUs Outstanding
2023	$37.17	2023 to 2025	72,595
2024	$35.60	2024 to 2026	97,200
2025	$49.33	2025 to 2027	74,097
The Company recorded compensation cost of $2,007 and $5,224 for the for the three and nine months ended September 30, 2025, respectively, and $607 and $1,520 for the three and nine months ended September 30, 2024 respectively. As of September 30, 2025, maximum unrecognized compensation cost at 200% payout related to the unvested PSUs was $12,490, and the weighted average remaining performance period over which the cost could be recognized was 2.00 years. As of September 30, 2025 and December 31, 2024, there was $256 and $217, respectively, accrued in accrued expenses and other liabilities related to dividend equivalent units declared which is to be paid upon vesting and distribution of the underlying PSUs.
Employee Stock Purchase Plan
The Company maintains an employee stock purchase plan under which employees, through payroll deductions, are able to purchase shares of Company common stock. The employee purchase price is 95% of the lower of the market price at the beginning or end of each six month offering period. The maximum number of shares issuable during any offering period is 200,000 shares, limited to 725 shares for each participating employee. There were 9,274 and 11,256 shares of common stock issued under the ESPP with proceeds from employee payroll withholdings of $450 and $473, during the three months ended September 30, 2025 and 2024, respectively. There were 17,435 and 21,862 shares of common stock issued under the ESPP with proceeds from employee payroll withholdings of $790 and $861, during the nine months ended September 30, 2025 and 2024, respectively.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
(Unaudited)

Note (18)—Related party transactions
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
An analysis of loans to management, executive officers, the directors and significant shareholders of the Bank and their related interests is presented below:

Loans outstanding at January 1, 2025	$31,406
New loans and advances	20,991
Change in related party status	—
Repayments	(11,411)
Loans outstanding at September 30, 2025	$40,986
Unfunded commitments to management, executive officers, the directors, and significant shareholders and their related interests totaled $55,374 and $14,510 at September 30, 2025 and December 31, 2024, respectively.
Deposits
The Bank held deposits from related parties totaling $405,630 and $282,963 as of September 30, 2025 and December 31, 2024, respectively.
Leases
The Bank leases various office spaces from entities owned by certain directors of the Company under varying terms. Lease expense for these properties totaled $101 and $301 for the three and nine months ended September 30, 2025, respectively, and $100 and $311 for the three and nine months ended September 30, 2024, respectively.
Aviation lease
Through a wholly-owned subsidiary, FBK Aviation, LLC, the Company owns and maintains an aircraft. FBK Aviation, LLC maintains non-exclusive aircraft leases with entities owned by certain directors. The Company recognized income of $18 and $43 for the three and nine months ended September 30, 2025, respectively, and $3 and $46 for the three and nine months ended September 30, 2024, respectively, under these agreements.
Equity investment in preferred stock and master loan purchase agreement
The Company holds an equity investment in a privately held entity which originates manufactured housing loans through utilization of its proprietary developed technology. As a result of the investment, the Company holds two board seats on the entity’s board of directors. The Company also has a master loan purchase agreement with the entity to purchase up to $250,000 in manufactured housing loan production over an initial five-year term. Under this agreement, the Company purchased $17,770 and $45,780 of loans for the three and nine months ended September 30, 2025, respectively, and purchased $16,970 and $43,776 of loans for the three and nine months ended September 30, 2024. As of September 30, 2025 and December 31, 2024, the amortized cost of these loans HFI amounted to $128,042 and $86,890, respectively. See Note 3, “Investment securities”, for additional information on this investment.

ITEM 2 – Management’s discussion and analysis of financial condition and results of operations
The following is a discussion of our financial condition as of September 30, 2025 and December 31, 2024, and our results of operations for the three and nine months ended September 30, 2025 and 2024, and should be read in conjunction with our audited consolidated financial statements set forth in our Annual Report on Form 10-K for the year ended December 31, 2024, that was filed with the SEC on February 25, 2025, and with the accompanying unaudited notes to the condensed consolidated financial statements set forth in this Report.
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
Critical accounting policies
Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles and general practices within the banking industry. A summary of our accounting policies is included in “Item 8. Financial Statements and Supplementary Data - Note 1, Basis of presentation and summary of significant accounting policies” of our Annual Report on Form 10-K for the year ended December 31, 2024. Any material updates to these policies since the Annual Report are described in Note 1, “Basis of presentation,” within this Report. Certain of these policies require management to apply significant judgment and estimates, which can have a material impact on the carrying value of certain assets and liabilities.
Business combinations
We account for mergers and acquisitions using the acquisition method, which requires identifiable assets acquired and liabilities assumed to be recorded at fair value. Fair value determinations involve significant judgment and are based on valuation methodologies that incorporate management’s assumptions regarding future cash flows, discount rates, balance attrition, and other relevant factor. We engaged with third-party specialists to assist in developing these estimates, particularly when observable market inputs are limited. Use of different assumptions could have a significant impact on the fair value of assets acquired and liabilities assumed and on our overall financial results.
For additional information regarding critical accounting estimates, refer to “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical accounting estimates” of our Annual Report on Form 10-K for the year ended December 31, 2024.

Financial highlights
The following table presents certain selected historical consolidated statements of income and balance sheets data and key performance indicators and other measures as of the dates or for the periods indicated. Our historical results for any prior period are not necessarily indicative of results to be expected in any future period.

	As of or for the three months ended		As of or for the nine months ended		As of or for the year-ended
	September 30,		September 30,		December 31,
(dollars in thousands, except share data)	2025	2024	2025	2024	2024
Selected Balance Sheet Data
Cash and cash equivalents	$1,280,033	$951,750	$1,280,033	$951,750	$1,042,488
Investment securities, at fair value	1,428,401	1,567,922	1,428,401	1,567,922	1,538,008
Loans held for sale	167,449	103,145	167,449	103,145	126,760
Loans HFI	12,297,600	9,478,129	12,297,600	9,478,129	9,602,384
Allowance for credit losses on loans HFI	(184,993)	(156,260)	(184,993)	(156,260)	(151,942)
Total assets	16,236,459	12,920,222	16,236,459	12,920,222	13,157,482
Interest-bearing deposits (non-brokered)	10,634,555	8,230,867	10,634,555	8,230,867	8,625,113
Brokered deposits	487,765	519,200	487,765	519,200	469,089
Noninterest-bearing deposits	2,690,635	2,226,144	2,690,635	2,226,144	2,116,232
Total deposits	13,812,955	10,976,211	13,812,955	10,976,211	11,210,434
Borrowings	213,638	182,107	213,638	182,107	176,789
Allowance for credit losses on unfunded commitments	17,392	6,042	17,392	6,042	6,107
Total common shareholders’ equity	1,978,043	1,562,329	1,978,043	1,562,329	1,567,538
Selected Statement of Income Data
Total interest income	$236,898	$185,628	$598,688	$539,169	$725,538
Total interest expense	89,658	79,611	232,392	231,047	309,035
Net interest income	147,240	106,017	366,296	308,122	416,503
Provisions for credit losses	34,417	1,914	42,046	4,920	12,004
Total noninterest income (loss)	26,635	(16,497)	15,115	17,073	39,070
Total noninterest expense	109,856	76,212	270,666	223,725	296,899
Income before income taxes	29,602	11,394	68,699	96,550	146,670
Income tax expense	6,227	1,174	3,046	18,393	30,619
Net income applicable to noncontrolling interest	—	—	8	8	16
Net income applicable to FB Financial Corporation	$23,375	$10,220	$65,645	$78,149	$116,035
Net interest income (tax-equivalent basis)	$148,088	$106,634	$368,751	$310,087	$419,091
Per Common Share
Basic net income	$0.44	$0.22	$1.35	$1.67	$2.48
Diluted net income	0.43	0.22	1.34	1.67	2.48
Book value	37.00	33.48	37.00	33.48	33.59
Tangible book value(1)	29.83	28.15	29.83	28.15	28.27
Cash dividends declared	0.19	0.17	0.57	0.51	0.68
Selected Ratios
Return on average:
Assets	0.58%	0.32%	0.62%	0.83%	0.91%
Common shareholders’ equity	4.69%	2.67%	5.11%	7.02%	7.71%
Tangible common equity(1)	5.82%	3.19%	6.17%	8.45%	9.24%
Efficiency ratio	63.2%	85.1%	71.0%	68.8%	65.2%
Core efficiency ratio (tax-equivalent basis)(1)	53.3%	58.4%	56.4%	58.2%	57.3%
Loans HFI to deposit ratio	89.0%	86.4%	89.0%	86.4%	85.7%
Noninterest-bearing deposits to total deposits	19.5%	20.3%	19.5%	20.3%	18.9%
Net interest margin (tax-equivalent basis)	3.95%	3.55%	3.74%	3.51%	3.51%
Yield on interest-earning assets	6.35%	6.20%	6.10%	6.13%	6.10%
Cost of interest-bearing liabilities	3.21%	3.63%	3.17%	3.58%	3.53%
Cost of total deposits	2.53%	2.83%	2.52%	2.79%	2.76%

	As of or for the three months ended		As of or for the nine months ended		As of or for the year ended
	September 30,		September 30,		December 31,
	2025	2024	2025	2024	2024
Credit Quality Ratios
Allowance for credit losses on loans HFI as a percentage of loans HFI	1.50%	1.65%	1.50%	1.65%	1.58%
Annualized net charge-offs as a percentage of average loans HFI	(0.05)%	(0.03)%	(0.07)%	(0.02)%	(0.14)%
Nonperforming loans HFI as a percentage of loans HFI	0.94%	0.96%	0.94%	0.96%	0.87%
Nonperforming assets as a percentage of total assets(2)	0.89%	0.99%	0.89%	0.99%	0.93%
Capital Ratios (Company)
Total common shareholders’ equity to assets	12.2%	12.1%	12.2%	12.1%	11.9%
Tangible common equity to tangible assets(1)	10.1%	10.4%	10.1%	10.4%	10.2%
Tier 1 leverage	10.6%	11.5%	10.6%	11.5%	11.3%
Tier 1 risk-based capital	11.7%	13.0%	11.7%	13.0%	13.1%
Total risk-based capital	13.6%	15.1%	13.6%	15.1%	15.2%
Common Equity Tier 1	11.7%	12.7%	11.7%	12.7%	12.8%
(1)Non-GAAP financial measure; See "GAAP reconciliation and management explanation of non-GAAP financial measures” and non-GAAP reconciliations herein.
(2)Includes $21.7 million, $30.5 million and $31.4 million of optional rights to repurchase delinquent GNMA loans as of September 30, 2025, September 30, 2024 and December 31, 2024, respectively.

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

The following table presents a reconciliation of our core efficiency ratio (tax-equivalent basis) to our efficiency ratio for the periods below:

(dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
	2025	2024	2025	2024	2024
Core efficiency ratio (tax-equivalent basis)
Total noninterest expense	$109,856	$76,212	$270,666	$223,725	$296,899
Less early retirement and severance costs	—	—	—	1,015	1,478
Less loss on lease terminations and other branch closure costs	270	—	270	—	—
Less FDIC special assessment	—	—	—	500	500
Less merger and integration costs	16,057	—	19,192	—	—
Core noninterest expense	$93,529	$76,212	$251,204	$222,210	$294,921
Net interest income	$147,240	$106,017	$366,296	$308,122	$416,503
Net interest income (tax-equivalent basis)	148,088	106,634	368,751	310,087	419,091
Total noninterest income (loss)	26,635	(16,497)	15,115	17,073	39,070
Less gain (loss) from securities, net	12	(40,165)	(60,521)	(56,378)	(56,378)
Less loss on sales or write-downs of other real estate owned and other assets	(646)	(289)	(1,035)	(5)	(2,167)
Less cash life insurance benefit	—	—	—	2,057	2,057
Core noninterest income	$27,269	$23,957	$76,671	$71,399	$95,558
Total revenue	$173,875	$89,520	$381,411	$325,195	$455,573
Core revenue (tax-equivalent basis)	$175,357	$130,591	$445,422	$381,486	$514,649
Efficiency ratio	63.2%	85.1%	71.0%	68.8%	65.2%
Core efficiency ratio (tax-equivalent basis)	53.3%	58.4%	56.4%	58.2%	57.3%
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
The following table presents, as of the dates set forth below, tangible common equity compared with total common shareholders’ equity, tangible book value per common share compared with our book value per common share and common equity to tangible assets compared to total common shareholders’ equity to total assets:

	September 30,		December 31,
(dollars in thousands, except share data)	2025	2024	2024
Tangible assets
Total assets	$16,236,459	$12,920,222	$13,157,482
Adjustments:
Goodwill	(350,353)	(242,561)	(242,561)
Intangibles, net	(33,216)	(6,449)	(5,762)
Tangible assets	$15,852,890	$12,671,212	$12,909,159
Tangible common equity
Total common shareholders’ equity	$1,978,043	$1,562,329	$1,567,538
Adjustments:
Goodwill	(350,353)	(242,561)	(242,561)
Intangibles, net	(33,216)	(6,449)	(5,762)
Tangible common equity	$1,594,474	$1,313,319	$1,319,215
Common shares outstanding	53,456,522	46,658,019	46,663,120
Book value per common share	$37.00	$33.48	$33.59
Tangible book value per common share	$29.83	$28.15	$28.27
Total common shareholders’ equity to total assets	12.2%	12.1%	11.9%
Tangible common equity to tangible assets	10.1%	10.4%	10.2%
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
The following table presents, as of the dates set forth below, reconciliations of total average tangible common equity to average shareholders’ equity and return on average tangible common equity to return on average shareholders’ equity:

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
(dollars in thousands)	2025	2024	2025	2024	2024
Return on average tangible common equity
Total average common shareholders’ equity	$1,977,785	$1,523,597	$1,716,391	$1,486,010	$1,505,739
Adjustments:
Average goodwill	(350,355)	(242,561)	(278,887)	(242,561)	(242,561)
Average intangibles, net	(34,983)	(6,795)	(15,175)	(7,536)	(7,177)
Average tangible common equity	$1,592,447	$1,274,241	$1,422,329	$1,235,913	$1,256,001
Net income applicable to FB Financial Corporation	$23,375	$10,220	$65,645	$78,149	$116,035
Return on average common shareholders’ equity	4.69%	2.67%	5.11%	7.02%	7.71%
Return on average tangible common equity	5.82%	3.19%	6.17%	8.45%	9.24%
Company overview
We are a financial holding company headquartered in Nashville, Tennessee. We operate primarily through our wholly-owned subsidiary bank, FirstBank, and its subsidiaries. FirstBank provides a comprehensive suite of commercial and consumer banking services to clients in select markets in Tennessee, Alabama, Kentucky, North Carolina and Georgia. As of September 30, 2025, our footprint included 91 full-service branches serving markets across Tennessee, including Nashville, Chattanooga, Knoxville, Memphis, and Jackson in addition to Bowling Green, Kentucky, Columbus and Newnan, Georgia and Birmingham, Anniston, Huntsville, and Auburn, Alabama. Additionally, our banking services extend to community markets throughout our footprint. FirstBank also provides retail mortgage banking services utilizing its bank branch network and mortgage banking offices strategically located throughout the southeastern United States.

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
Mergers and acquisitions
Southern States Bancshares, Inc.
On July 1, 2025, the Company completed its merger with Southern States Bancshares, Inc. and its wholly-owned subsidiary, Southern States Bank, with FB Financial Corporation continuing as the surviving entity. This merger strengthens the Company’s presence in existing markets, such as Birmingham and Huntsville, Alabama, while expanding the Company’s footprint further into Alabama and Georgia. The Company acquired total assets of $2.83 billion, total loans of $2.27 billion and assumed total deposits of $2.47 billion. Under the terms of the agreement, each outstanding share of Southern States common stock was converted into the right to receive 0.80 shares of the Company’s stock. Additionally, fractional shares and outstanding stock options were settled in cash. As a result, total consideration paid was $368.4 million based on the Company’s closing stock price of $45.30 per share on June 30, 2025. The merger resulted in additional goodwill of $107.8 million being recorded based on preliminary fair value estimates of total net assets acquired and liabilities assumed in the transaction.
Overview of recent financial performance
Results of operations
Three months ended September 30, 2025 compared to three months ended September 30, 2024
We recognized net income of $23.4 million during the three months ended September 30, 2025 compared to $10.2 million for the three months ended September 30, 2024. Diluted earnings per common share were $0.43 and $0.22 for the three months ended September 30, 2025 and 2024, respectively. Our net income represented a ROAA of 0.58% and 0.32% for the three months ended September 30, 2025 and 2024, respectively, and a ROAE of 4.69% and 2.67% for the same periods. Our ROATCE for the three months ended September 30, 2025 and 2024 were 5.82% and 3.19%, respectively. See “GAAP reconciliation and management explanation of non-GAAP financial measures” in this Report for a discussion of tangible common equity and return on average tangible common equity.
Net interest income increased to $147.2 million for the three months ended September 30, 2025 compared with $106.0 million for the three months ended September 30, 2024. Our net interest margin, on a tax-equivalent basis, increased to 3.95% for the three months ended September 30, 2025 as compared to 3.55% for the three months ended September 30, 2024. Net interest income for the three months ended September 30, 2025 reflected increases in average balances on loans HFI primarily as a result of the merger with Southern States and decreases in rates paid on interest-bearing deposits.
Provision for credit losses of $34.4 million was recognized for the three months ended September 30, 2025 and $1.9 million for the three months ended September 30, 2024. The increase was primarily due to the initial provision for credit losses on acquired loans and unfunded commitments from the Southern States merger of $28.4 million and changes in loan balances and forecast assumptions. Refer to Note 2, "Mergers and acquisitions" in this Report for further discussion around the merger with Southern States.
Noninterest income for the three months ended September 30, 2025 increased by $43.1 million to income of $26.6 million, compared to a loss of $16.5 million for the three months ended September 30, 2024. The increase was primarily driven by the recognition of a $40.2 million net loss on investment securities stemming from the sale of $318.5 million AFS debt securities during the three months ended September 30, 2024. Refer to the section “Other earning assets” for additional information on the sale of the AFS debt securities.
Noninterest expense increased to $109.9 million for the three months ended September 30, 2025, compared with $76.2 million for the three months ended September 30, 2024. The increase in noninterest expense was driven by a $11.7 million increase in salaries, commissions and employee benefits due to increased headcount resulting from the Southern States merger, combined with increase in performance-based compensation driven by improvement in the Company's performance metrics, $16.1 million in merger and integration costs associated with our merger with Southern States and an increase in other noninterest expense of $3.9 million.

Income tax expense for the three months ended September 30, 2025 was $6.2 million compared to $1.2 million for the three months ended September 30, 2024. The change reflects the income tax effect of a $40.2 million loss on sale of AFS debt securities for the three months ended September 30, 2024.
Nine months ended September 30, 2025 compared to the nine months ended September 30, 2024
Our net income decreased during the nine months ended September 30, 2025 to $65.7 million from $78.2 million for the nine months ended September 30, 2024. Diluted earnings per common share was $1.34 and $1.67 for the nine months ended September 30, 2025 and 2024, respectively. Our net income represented a ROAA of 0.62% and 0.83% for the nine months ended September 30, 2025 and 2024, respectively, and a ROAE of 5.11% and 7.02% for the same periods. Our ratio of ROATCE for the nine months ended September 30, 2025 and 2024 was 6.17% and 8.45%, respectively.
During the nine months ended September 30, 2025, our net interest income increased to $366.3 million from $308.1 million for the nine months ended September 30, 2024. Our net interest margin, on a tax-equivalent basis, increased to 3.74% for the nine months ended September 30, 2025 as compared to 3.51% for the nine months ended September 30, 2024. The increase in net interest margin was primarily driven by increases in interest income on loans HFI primarily due to the merger with Southern States and investment securities, partially offset by increases in interest expense paid on interest-bearing deposits and other borrowings.
Provision for credit losses of $42.0 million was recognized for the nine months ended September 30, 2025 and $4.9 million for the nine months ended September 30, 2024. The increase was primarily due to the initial provision for credit losses on acquired loans and unfunded commitments from the Southern States merger of $28.4 million and regular changes in loan balances and forecast inputs.
Noninterest income for the nine months ended September 30, 2025 decreased by $2.0 million to $15.1 million, compared to $17.1 million for the prior year period. The decrease in noninterest income was primarily driven by the recognition of a $60.5 million net loss on investment securities stemming from the sale of $266.9 million of AFS debt securities during the nine months ended September 30, 2025 compared to a net loss of $56.4 million from the sale of $526.4 million of AFS debt securities during the nine months ended September 30, 2024. Refer to the section “Other earning assets” for additional information on the sale of the AFS debt securities.
Noninterest expense increased to $270.7 million for the nine months ended September 30, 2025, compared with $223.7 million for the nine months ended September 30, 2024. The increase in noninterest expense was reflective of an increase in merger and integration costs of $19.2 million, salaries, commissions and benefits of $15.8 million, advertising expense of $2.1 million and other expense of $7.8 million including technology and platform fee increases and modest increases across a range of other expense categories.
Income tax expense for the nine months ended September 30, 2025 was $3.0 million compared to $18.4 million for the nine months ended September 30, 2024. The change reflects the income tax effect of a $60.5 million loss on sale of AFS debt securities, as well as a one-time tax benefit of $10.7 million due to the expiration of the statute of limitations with respect to an amended income tax return and the associated interest for the for the nine months ended September 30, 2025. Income tax expense for the nine months ended September 30, 2024, included the income tax effect of a $56.4 million loss on sale of AFS debt securities.
Business segment highlights
We operate our business in two business segments: Banking and Mortgage. See Note 14, “Segment reporting” in the notes to our consolidated financial statements contained herein for a description of these business segments.
Banking
Three months ended September 30, 2025 compared to three months ended September 30, 2024
The Banking segment contributed $26.9 million of income before taxes for the current period as compared to $11.0 million for the previous period. Net interest income totaled $144.9 million during the three months ended September 30, 2025 compared to $104.3 million during the previous period. Provisions for credit losses on loans HFI and unfunded loan commitments resulted in $34.1 million of provision expense during the current period as compared to $1.9 million during the previous period. The increase was primarily due to the initial provision for credit losses on acquired loans and unfunded commitments from the Southern States merger of $28.4 million. The Banking segment recorded noninterest income of $13.1 million in the current period as compared to a loss of $28.4 million in the previous period. This increase was mainly attributable to a net loss on investment securities of $40.2 million from the sale of $318.5 million AFS debt securities during the three months ended September 30, 2024. Noninterest expense increased to $97.0 million for the current period compared to $63.1 million for the for the previous period primarily due to merger and integration costs associated with our merger with Southern States and salaries, commissions and employee benefits expenses. Additionally, we recognized modest increases across a range of other expense categories. Additionally, a franchise tax benefit was recognized in the previous period.
Nine months ended September 30, 2025 compared to the nine months ended September 30, 2024
The Banking segment contributed $67.5 million of income before taxes for the current period as compared to $93.7 million for the previous period. Net interest income totaled $359.5 million during the nine months ended September 30, 2025 compared to $304.0 million during the previous period. Provisions for credit losses on loans HFI and unfunded loan commitments resulted in $36.8 million of provision expense during the current period as compared to $5.1 million during the previous period. As noted above, the increase was primarily due to the initial provision for credit losses on acquired loans and unfunded commitments from the Southern States merger of $28.4 million. The Banking segment recorded noninterest loss of $24.0 million in the current period as compared to income of $19.7 million in the previous period. Similar to above, this decrease was mainly attributable to a net loss on investment securities of $60.5 million from the sale of $266.9 million AFS debt securities during the nine months ended September 30, 2025 compared to a net loss on investment securities of $56.4 million from the sale of $526.4 million AFS debt securities during the previous period. Noninterest expense increased to $231.2 million for the current period compared to $185.5 million for the for the previous period due primarily to an increase in salaries and benefits, merger and integration costs associated with the Southern States merger, advertising, technology and platform fees and modest increases across a range of other expense categories. Additionally, a franchise tax benefit was recognized in the previous period.

Mortgage
Three months ended September 30, 2025 compared to three months ended September 30, 2024
Activity in our Mortgage segment resulted in income before income taxes of $2.7 million for the current period, as compared to $0.4 million in the prior period. Net interest income was $2.4 million for the current period and $1.7 million for the prior period. Provisions for credit losses on loans HFI and unfunded loan commitments resulted in provision expense of $0.3 million during the current period compared to $0.1 million during the prior period. Mortgage banking income increased $1.9 million to $13.5 million during the current period compared to $11.6 million in the prior period.
The components of mortgage banking income for the three months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30,
(dollars in thousands)	2025	2024
Mortgage banking income
Gains and fees from origination and sale of mortgage loans held for sale	$9,237	$9,279
Net change in fair value of loans held for sale and derivatives	801	(480)
Change in fair value on MSRs, net of hedging	(3,390)	(4,490)
Mortgage servicing income	6,836	7,244
Total mortgage banking income	$13,484	$11,553
Interest rate lock commitment volume	$432,149	$381,240
Interest rate lock commitment volume by purpose (%):
Purchase	79.2%	82.5%
Refinance	20.8%	17.5%
Mortgage sales	$343,450	$327,270
Mortgage sale margin	2.69%	2.84%
Closing volume	$370,287	$317,502
Outstanding principal balance of mortgage loans serviced	$9,716,824	$10,402,118
Noninterest expense for the three months ended September 30, 2025 and 2024 was $12.9 million and $13.1 million, respectively.
Nine months ended September 30, 2025 compared to the nine months ended September 30, 2024
Activity in our Mortgage segment resulted income before income taxes of $1.2 million for the current period, as compared to $2.9 million of income before taxes in the prior period. Net interest income was $6.8 million for the current period and $4.1 million for the prior period. Provisions for credit losses on loans HFI and unfunded loan commitments resulted in provision expense of $5.2 million during the current period compared to a reversal of $0.2 million of provision expense during the prior period. The increase in provisions for credit losses was due to a change in the CECL loss estimation methodology, which notably impacted the Company's reserves on 100% financed 1-to-4 mortgages, as well as a notable change in forecasts associated with home prices which impacted mortgage reserves more broadly. Mortgage banking income increased $2.9 million to $38.9 million during the current period compared to $36.0 million in the prior period.

The components of mortgage banking income for the nine months ended September 30, 2025 and 2024 were as follows:

	Nine Months Ended September 30,
(dollars in thousands)	2025	2024
Mortgage banking income
Gains and fees from origination and sale of mortgage loans held for sale	$26,039	$24,671
Net change in fair value of loans held for sale and derivatives	2,741	1,337
Change in fair value on MSRs, net of hedging	(10,690)	(11,867)
Mortgage servicing income	20,849	21,907
Total mortgage banking income	$38,939	$36,048
Interest rate lock commitment volume	$1,270,646	$1,143,603
Interest rate lock commitment volume by purpose (%):
Purchase	84.4%	84.8%
Refinance	15.6%	15.2%
Mortgage sales	$957,316	$885,775
Mortgage sale margin	2.72%	2.79%
Closing volume	$1,012,802	$913,315
Outstanding principal balance of mortgage loans serviced	$9,716,824	$10,402,118
Noninterest expense for the nine months ended September 30, 2025 and 2024 was $39.5 million and $38.2 million, respectively.
Results of operations
Throughout the following discussion of our operating results, we present our net interest income, net interest margin and core efficiency ratio on a fully tax-equivalent basis. The fully tax-equivalent basis adjusts for the tax-favored status of net interest income from certain qualifying loans and investments.
Our tax-exempt income is converted to a tax-equivalent basis by adjusting for the combined federal and blended state statutory income tax rate of 26.06% for the three and nine months ended September 30, 2025 and 2024.
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
During the three and nine months ended September 30, 2025, yields on the U.S. Treasury curve declined but generally maintained the same overall shape as market expectations increased for additional rate cuts by the Federal Reserve. In contrast, during the three and nine months ended September 30, 2024, the yield curve remained inverted, consistent with tighter monetary policy and elevated short-term interest rates. The Federal Funds Target Rate range was 4.00% - 4.25% and 4.75% - 5.00% as of September 30, 2025 and September 30, 2024, respectively. During the Federal Open Market Committee’s October 29, 2025 meeting, the federal funds rate was lowered 25 basis points.
Three months ended September 30, 2025 compared to three months ended September 30, 2024
Net interest income increased to $148.1 million for the three months ended September 30, 2025 as compared to $106.6 million for the three months ended September 30, 2024. Net interest margin was 3.95% for the three months ended September 30, 2025 compared to 3.55% for the three months ended September 30, 2024. The increase in net interest income and net interest margin reflects a $51.5 million increase in interest income, partially offset by a $10.0 million increase in interest expense.
Interest income was $237.7 million for the three months ended September 30, 2025, compared to $186.2 million for the three months ended September 30, 2024, an increase of $51.5 million, which was primarily driven by an increase in volume of interest earning assets, most notably loans HFI due to the Southern States merger, and a modest increase in yields.

Interest income on loans HFI increased $49.7 million to $207.4 million for the three months ended September 30, 2025 from $157.8 million for the three months ended September 30, 2024 due to increased volume and higher yields stemming from the Southern States merger, including accretion on those recently purchased loans. The yield on loans HFI was 6.75% for the three months ended September 30, 2025, up 5 basis points from the three months ended September 30, 2024.
The components of our loan yield for the three months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30,
	2025		2024
(dollars in thousands)	Interest income	Average yield	Interest income	Average yield
Loan HFI yield components:
Contractual interest rate on loans HFI(1)	$198,320	6.45%	$155,884	6.62%
Origination and other loan fee income	1,575	0.05%	1,779	0.08%
Accretion (amortization) on purchased loans	7,025	0.23%	(10)	—%
Nonaccrual interest collections	503	0.02%	98	—%
Total loan HFI yield	$207,423	6.75%	$157,751	6.70%
(1) Includes tax equivalent adjustment using combined marginal tax rate of 26.06%.
Accretion on purchased loans contributed 19 basis points to the NIM for the three months ended September 30, 2025 as a result of the Southern States merger. There was no impact of accretion on purchased loans to the NIM for the three months ended September 30, 2024.
Interest expense was $89.7 million for the three months ended September 30, 2025, an increase of $10.0 million as compared to the three months ended September 30, 2024, which was driven by a combination of higher average balance of interest-bearing liabilities, somewhat offset by a decrease in the rate paid on interest-bearing liabilities. These changes were primarily attributable to the merger with Southern States, but also impacted by management's deposit strategy.
Interest expense on interest-bearing deposit accounts totaled $86.6 million for the three months ended September 30, 2025, a $10.5 million increase from the $76.1 million recognized for the three months ended September 30, 2024. The increase in interest expense caused by the merger with Southern States increased the average balance of most of the deposit categories. The increase in interest expense caused by increases in average balances were partially offset by decreases in the rate paid on most interest-bearing deposit categories, led by interest-bearing checking. The decrease in the rate paid on interest-bearing deposit balances was due to a combination of the Southern States merger and strategic efforts by management to more effectively manage rates paid on deposits. Total cost of interest-bearing deposits was 3.16% for the three months ended September 30, 2025 compared to 3.58% for the three months ended September 30, 2024 as interest rates decrease.
Interest expense recognized on other borrowings decreased $1.5 million for the three months ended September 30, 2025 due to the repayment of the Bank Term Funding Program which was paid off during the third quarter of 2024.

Average balance and interest yield/rate analysis
The table below shows the average balances, income and expense and yield and rates of each of our interest-earning assets and interest-bearing liabilities on a tax equivalent basis, if applicable, for the periods indicated.

	Three Months Ended September 30,
	2025			2024
(dollars in thousands)	Average balances	Interest income/ expense	Average yield/ rate	Average balances	Interest income/ expense	Average yield/ rate
Interest-earning assets:
Loans HFI (1)(2)	$12,189,401	$207,423	6.75%	$9,362,937	$157,751	6.70%
Mortgage loans held for sale	162,205	2,359	5.77%	66,828	1,102	6.56%
Investment securities:
Taxable	1,304,894	14,395	4.38%	1,487,200	13,943	3.73%
Tax-exempt(2)	169,523	1,431	3.35%	181,465	1,493	3.27%
Total investment securities(2)	1,474,417	15,826	4.26%	1,668,665	15,436	3.68%
Federal funds sold and reverse repurchase agreements	331,029	3,966	4.75%	118,715	1,687	5.65%
Interest-bearing deposits with other financial institutions	671,634	7,340	4.34%	701,666	9,519	5.40%
FHLB stock	36,907	832	8.94%	32,919	750	9.06%
Total interest-earning assets(2)	14,865,593	237,746	6.35%	11,951,730	186,245	6.20%
Noninterest-earning assets:
Cash and due from banks	139,226			131,308
Allowance for credit losses on loans HFI	(181,973)			(155,665)
Other assets (3)(4)	1,184,942			814,577
Total noninterest-earning assets	1,142,195			790,220
Total assets	$16,007,788			$12,741,950
Interest-bearing liabilities:
Interest bearing deposits:
Interest-bearing checking	$2,331,589	$12,383	2.11%	$2,624,046	$20,998	3.18%
Money market deposits	5,561,538	49,019	3.50%	3,802,818	37,574	3.93%
Savings deposits	406,787	248	0.24%	357,165	65	0.07%
Customer time deposits	1,997,905	18,965	3.77%	1,349,986	13,479	3.97%
Brokered and internet time deposits	560,127	5,962	4.22%	322,667	3,972	4.90%
Time deposits	2,558,032	24,927	3.87%	1,672,653	17,451	4.15%
Total interest-bearing deposits	10,857,946	86,577	3.16%	8,456,682	76,088	3.58%
Other interest-bearing liabilities:
Securities sold under agreements to repurchase and federal funds purchased	13,144	31	0.94%	21,734	79	1.45%
Federal Home Loan Bank advances	15,217	172	4.48%	—	—	—%
Subordinated debt	180,805	2,872	6.30%	130,561	1,900	5.79%
Other borrowings	1,168	6	2.04%	125,616	1,544	4.89%
Total other interest-bearing liabilities	210,334	3,081	5.81%	277,911	3,523	5.04%
Total Interest-bearing liabilities	11,068,280	89,658	3.21%	8,734,593	79,611	3.63%
Noninterest-bearing liabilities:
Demand deposits	2,724,898			2,241,512
Other liabilities(4)	236,732			242,155
Total noninterest-bearing liabilities	2,961,630			2,483,667
Total liabilities	14,029,910			11,218,260
FB Financial Corporation common shareholders’ equity	1,977,785			1,523,597
Noncontrolling interest	93			93
Shareholders’ equity	1,977,878			1,523,690
Total liabilities and shareholders’ equity	$16,007,788			$12,741,950
Net interest income (tax-equivalent basis)(2)		$148,088			$106,634
Interest rate spread (tax-equivalent basis)(2)			3.14%			2.57%
Net interest margin (tax-equivalent basis)(2)(5)			3.95%			3.55%
Cost of total deposits			2.53%			2.83%
Average interest-earning assets to average interest-bearing liabilities			134.3%			136.8%
(1) Average balances of nonaccrual loans and overdrafts are included in average loan balances (before deduction of ACL).
(2) Interest income includes the effects of taxable-equivalent adjustments using the combined federal and blended state statutory income tax rate to increase tax-exempt interest income to a tax-
     equivalent basis. The net taxable-equivalent adjustment amounts included were $0.8 million and $0.6 million the three months ended September 30, 2025 and 2024, respectively.
(3) Includes average net unrealized losses on investment securities available for sale of $64.8 million and $153.8 million for the three months ended September 30, 2025 and 2024, respectively.
(4) Includes average of optional rights to repurchase government guaranteed GNMA mortgage loans previously sold that have become past due greater than 90 days of $21.6 million and $25.5 million for the three months ended September 30, 2025 and 2024, respectively.
(5) The NIM is calculated by dividing annualized net interest income, on a tax-equivalent basis, by average total interest earning assets.

Yield/rate and volume analysis
The table below presents the components of the changes in net interest income for the three months ended September 30, 2025 and 2024. For each major category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes due to average volume and changes due to interest rates, with the changes in both volume and interest rates allocated to these two categories based on the proportionate absolute changes in each category.

	Three months ended September 30, 2025 compared to three months ended September 30, 2024 due to changes in
(dollars in thousands)	Volume	Yield/rate	Net increase (decrease)
Interest-earning assets:
Loans held for investment(1)(2)	$48,097	$1,575	$49,672
Loans held for sale - mortgage	1,387	(130)	1,257
Investment securities:
Taxable	(2,011)	2,463	452
Tax Exempt(2)	(101)	39	(62)
Federal funds sold and reverse repurchase agreements	2,544	(265)	2,279
Interest-bearing deposits with other financial institutions	(328)	(1,851)	(2,179)
FHLB stock	90	(8)	82
Total interest income(2)	49,678	1,823	51,501
Interest-bearing liabilities:
Interest-bearing checking	(1,553)	(7,062)	(8,615)
Money market deposits	15,501	(4,056)	11,445
Savings deposits	30	153	183
Customer time deposits	6,150	(664)	5,486
Brokered and internet time deposits	2,528	(538)	1,990
Securities sold under agreements to repurchase and federal funds purchased	(20)	(28)	(48)
Federal Home Loan Bank advances	172	—	172
Subordinated debt	798	174	972
Other borrowings	(639)	(899)	(1,538)
Total interest expense	22,967	(12,920)	10,047
Change in net interest income(2)	$26,711	$14,743	$41,454
(1) Average loans are presented gross, including nonaccrual loans and overdrafts (before deduction of allowance for credit losses on loans HFI).
(2) Interest income includes the effects of the tax-equivalent adjustments to increase tax-exempt interest income to a tax-equivalent basis. The net taxable-equivalent adjustment amounts included was $0.8 million and $0.6 million the three months ended September 30, 2025 and 2024, respectively.

Nine months ended September 30, 2025 compared to the nine months ended September 30, 2024
Net interest income increased $58.7 million to $368.8 million for the nine months ended September 30, 2025 as compared to $310.1 million for the nine months ended September 30, 2024. Net interest margin was 3.74% for the nine months ended September 30, 2025 compared to 3.51% for the nine months ended September 30, 2024. The increases in net interest income and net interest margin were primarily driven by increases in interest income on loans HFI and investment securities.
Interest income was $601.1 million for the nine months ended September 30, 2025, compared to $541.1 million for the nine months ended September 30, 2024, an increase of $60.0 million, which was primarily driven by an increase in volume of interest earning assets, most notably loans HFI due to the merger with Southern States, partially offset by a decrease in yields due to lower interest rates.
Interest income recognized on loans HFI increased $50.6 million to $517.6 million for the nine months ended September 30, 2025 from $466.9 million for the nine months ended September 30, 2024. This increase was attributable to an increase in average balances of loans HFI as a result of the Southern States merger, partially offset by a decline in the overall yield on loans HFI due to lower interest rates. The yield on loans HFI decreased 13 basis points to 6.55% for the nine months ended September 30, 2025 from 6.68% for the nine months ended September 30, 2024.
The components of our loan yield for the nine months ended September 30, 2025 and 2024 were as follows:

	Nine Months Ended September 30,
	2025		2024
(dollars in thousands)	Interest income	Average yield	Interest income	Average yield
Loans HFI yield components:
Contractual interest rate on loans HFI(1)	$503,836	6.37%	$460,796	6.59%
Origination and other loan fee income	5,317	0.07%	4,506	0.06%
Accretion on purchased loans	6,965	0.09%	538	0.01%
Nonaccrual interest collections	1,443	0.02%	1,093	0.02%
Total loans HFI yield	$517,561	6.55%	$466,933	6.68%
(1)Includes tax equivalent adjustment using combined marginal tax rate of 26.06%.
Accretion on purchased loans contributed 7 basis points to the NIM for the nine months ended September 30, 2025 as a result of the Southern States merger. There was no impact of accretion on purchased loans to the NIM for the nine months ended September 30, 2024.
Interest income on investment securities increased $7.7 million to $47.8 million for the nine months ended September 30, 2025 from $40.0 million for the nine months ended September 30, 2024. The increase was attributable to the increase in yield stemming from portfolio restructuring transactions in prior quarters and years. The yield on investment securities was 3.92% and 3.23% for the nine months ended September 30, 2025 and 2024, respectively, an increase of 69 basis points.
Interest expense was $232.4 million for the nine months ended September 30, 2025, an increase of $1.3 million as compared to $231.0 million for the nine months ended September 30, 2024. This impact was driven by increases in average balances on interest-bearing deposit accounts due to the Southern States merger, mostly offset by declines in the rate paid on interest-bearing deposit accounts and other borrowings.
Interest expense on interest-bearing deposit accounts totaled $225.4 million for the nine months ended September 30, 2025, a $5.2 million increase from the $220.2 million recognized for the nine months ended September 30, 2024. The increase in interest expense on interest-bearing deposit accounts was largely driven by an increase in the average balance of most deposit categories, most notably money market deposit balances, mostly offset by decreases in the rate paid on across deposit categories. The increases in average balances were largely attributable to the Southern States merger, as well as our proactive liquidity management strategy and customer deposit campaign which added both balances and reduction in rate paid on those balances. The average rate paid on interest-bearing deposits was 3.13% for the nine months ended September 30, 2025 compared to 3.53% for the nine months ended September 30, 2024.
Interest expense recognized on other borrowings decreased $4.7 million for the nine months ended September 30, 2025 due to the repayment of the Bank Term Funding Program which was paid off during the third quarter of 2024.

Average balance and interest yield/rate analysis
The table below shows the average balances, income and expense and yield and rates of each of our interest-earning assets and interest-bearing liabilities on a tax equivalent basis, if applicable, for the periods indicated.

	Nine Months Ended September 30,
	2025			2024
(dollars in thousands)	Average balances	Interest income/ expense	Average yield/ rate	Average balances	Interest income/ expense	Average yield/ rate
Interest-earning assets:
Loans HFI (1)(2)	$10,559,871	$517,561	6.55%	$9,337,942	$466,933	6.68%
Mortgage loans held for sale	127,657	5,981	6.26%	65,443	3,333	6.80%
Investment securities:
Taxable	1,459,685	43,527	3.99%	1,450,295	35,014	3.22%
Tax-exempt (2)	168,390	4,229	3.36%	205,310	5,023	3.27%
Total investment securities (2)	1,628,075	47,756	3.92%	1,655,605	40,037	3.23%
Federal funds sold and reverse repurchase agreements	189,984	6,596	4.64%	127,365	5,310	5.57%
Interest-bearing deposits with other financial institutions	635,796	20,975	4.41%	573,861	23,226	5.41%
FHLB stock	35,024	2,274	8.68%	33,486	2,295	9.15%
Total interest-earning assets (2)	13,176,407	601,143	6.10%	11,793,702	541,134	6.13%
Noninterest-earning assets:
Cash and due from banks	126,093			141,220
Allowance for credit losses on loans HFI	(162,040)			(152,675)
Other assets (3)(4)	952,215			786,211
Total noninterest-earning assets	916,268			774,756
Total assets	$14,092,675			$12,568,458
Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing checking	$2,562,483	$46,520	2.43%	$2,554,739	$59,088	3.09%
Money market deposits	4,592,506	118,336	3.45%	3,810,318	112,031	3.93%
Savings deposits	371,180	412	0.15%	368,262	191	0.07%
Customer time deposits	1,594,062	44,121	3.70%	1,398,263	41,415	3.96%
Brokered and internet time deposits	495,671	16,005	4.32%	195,785	7,489	5.11%
Time deposits	2,089,733	60,126	3.85%	1,594,048	48,904	4.10%
Total interest-bearing deposits	9,615,902	225,394	3.13%	8,327,367	220,214	3.53%
Other interest-bearing liabilities:
Securities sold under agreements to repurchase and federal funds purchased	11,773	63	0.72%	23,537	350	1.99%
Federal Home Loan Bank advances	12,821	430	4.48%	—	—	—%
Subordinated debt	147,654	6,489	5.88%	130,249	5,801	5.95%
Other borrowings	1,560	16	1.37%	129,396	4,682	4.83%
Total other interest-bearing liabilities	173,808	6,998	5.38%	283,182	10,833	5.11%
Total interest-bearing liabilities	9,789,710	232,392	3.17%	8,610,549	231,047	3.58%
Noninterest-bearing liabilities:
Demand deposits	2,357,537			2,230,271
Other liabilities(4)	228,944			241,535
Total noninterest-bearing liabilities	2,586,481			2,471,806
Total liabilities	12,376,191			11,082,355
FB Financial Corporation common shareholders’ equity	1,716,391			1,486,010
Noncontrolling interest	93			93
Shareholders’ equity	1,716,484			1,486,103
Total liabilities and shareholders’ equity	$14,092,675			$12,568,458
Net interest income (tax-equivalent basis)(2)		$368,751			$310,087
Interest rate spread (tax-equivalent basis)(2)			2.93%			2.55%
Net interest margin (tax-equivalent basis) (2)(5)			3.74%			3.51%
Cost of total deposits			2.52%			2.79%
Average interest-earning assets to average interest-bearing liabilities			134.6%			137.0%
(1)Average balances of nonaccrual loans and overdrafts are included in average loan balances.
(2)Interest income includes the effects of taxable-equivalent adjustments using the combined federal and blended state statutory income tax rate to increase tax-exempt interest income to a tax-
equivalent basis. to increase tax-exempt interest income to a tax-equivalent basis. The net tax-equivalent adjustment amounts included in income were $2.5 million and $2.0 million for nine months ended September 30, 2025 and 2024, respectively.
(3)Includes average net unrealized losses on investment securities available for sale of $108.4 million and $181.9 million for the nine months ended September 30, 2025 and 2024, respectively.
(4)Includes average of optional rights to repurchase government guaranteed GNMA mortgage loans previously sold that meet certain defined delinquency criteria of $25.8 million and $22.3 million for the nine months ended September 30, 2025 and 2024, respectively.
(5)The NIM is calculated by dividing annualized net interest income, on a tax-equivalent basis, by average total earning assets.

Yield/rate and volume analysis
The tables below present the components of the changes in net interest income for the nine months ended September 30, 2025 and 2024. For each major category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes due to average volume and changes due to interest rates, with the changes in both volume and interest rates allocated to these two categories based on the proportionate absolute changes in each category.

	Nine months ended September 30, 2025 compared to nine months ended September 30, 2024 due to changes in
(dollars in thousands)	Volume	Yield/rate	Net increase (decrease)
Interest-earning assets:
Loans HFI(1)(2)	$59,889	$(9,261)	$50,628
Loans held for sale - mortgage	2,915	(267)	2,648
Investment securities:
Taxable	280	8,233	8,513
Tax-exempt(2)	(927)	133	(794)
Federal funds sold and reverse repurchase agreements	2,174	(888)	1,286
Interest-bearing deposits with other financial institutions	2,043	(4,294)	(2,251)
FHLB stock	100	(121)	(21)
Total interest income(2)	66,474	(6,465)	60,009
Interest-bearing liabilities:
Interest-bearing checking deposits	141	(12,709)	(12,568)
Money market deposits	20,155	(13,850)	6,305
Savings deposits	3	218	221
Customer time deposits	5,419	(2,713)	2,706
Brokered and internet time deposits	9,683	(1,167)	8,516
Securities sold under agreements to repurchase and federal funds purchased	(63)	(224)	(287)
Federal Home Loan Bank advances	430	—	430
Subordinated debt	765	(77)	688
Other borrowings	(1,311)	(3,355)	(4,666)
Total interest expense	35,222	(33,877)	1,345
Change in net interest income(2)	$31,252	$27,412	$58,664
(1)Average loans are presented gross, including nonaccrual loans and overdrafts.
(2)Interest income includes the effects of the tax-equivalent adjustments to increase tax-exempt interest income to a tax-equivalent basis. The net taxable-equivalent adjustment amounts included was $2.5 million and $2.0 million for the nine months ended September 30, 2025 and 2024, respectively.
Provision for credit losses
The provision for credit losses charged to operating expense is an amount which, in the judgment of management, is necessary to maintain the allowance for credit losses at an appropriate level under the current expected credit loss model. The determination of the amount of the allowance is complex and involves a high degree of judgment and subjectivity.
Our allowance for credit losses calculation as of September 30, 2025 resulted from management’s best estimate of losses over the life of loans and unfunded commitments in our portfolio in accordance with the CECL approach.
Beginning on June 30, 2025, we utilize the discounted cash flow estimation technique, adjusted for current conditions and reasonable and supportable forecasts, to estimate the expected credit losses of its loan segments, except consumer and other loans, which utilizes the weighted average remaining maturity loss rate technique. We determined that the use of the updated estimate techniques and related inputs and assumptions enhances the transparency, accuracy and relevance of information relating to its allowance for credit losses through the application of data and calculations more clearly calibrated to our historical experience, the nature of its loan portfolio and unfunded commitments, and expectations for future economic conditions and corresponding expected credit losses.
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
Three months ended September 30, 2025 compared to three months ended September 30, 2024
We recognized a provision expense for credit losses on loans HFI of $30.0 million and $1.9 million for the three months ended September 30, 2025 and 2024, respectively. The provision expense for credit losses on loans HFI for the three months ended September 30, 2025 was driven by the initial provision on acquired loans HFI from the Southern States merger of $25.1 million with changes in loan balances and forecast assumptions driving the remaining expense. For the three months ended September 30, 2024, the decrease in our provision for credit losses on loans HFI was primarily due to reductions in balances outstanding for construction loans offset by growth in other classes of financing receivable in our loan portfolio.
We also estimate expected credit losses on off-balance sheet loan commitments that are not accounted for as derivatives. When applying the CECL methodology to estimate expected credit loss, we consider the likelihood that funding will occur, the contractual period of exposure to credit loss, the risk of loss, historical loss experience, and current conditions along with expectations of future economic conditions. We recorded a provision expense for credit losses on unfunded commitments of $4.5 million and $0.1 million for the three months ended September 30, 2025 and 2024, respectively. The provision expense was due largely to the initial provision on acquired unfunded commitments from the Southern States merger of $3.2 million. For three months ended September 30, 2024, the provision is due to a decrease in our unfunded commitments during the period, namely in our construction portfolio. Commitments increased in commercial and industrial and residential real estate line of credit portfolios offset by reductions in construction and commercial real estate.
During the three months ended September 30, 2025 and 2024 it was determined that all AFS debt securities that experienced a decline in fair value below amortized cost basis were due to noncredit-related factors. Therefore, there was no provision for credit losses recognized on AFS debt securities during the three months ended September 30, 2025 and 2024.
Nine months ended September 30, 2025 compared to nine months ended September 30, 2024
We recognized a provision for credit losses on loans HFI for the nine months ended September 30, 2025 and 2024 of $30.8 million and $7.6 million, respectively. The current period provision on loans HFI was driven by a $25.1 million initial provision on acquired loans HFI from the Southern States merger and regular changes in loan balances and forecast inputs offset by a $6.8 million reduction from the impact of the change in the CECL loss estimation methodology. For the nine months ended September 30, 2024, the provision on loans HFI was due to growth in loan balances for most loan categories offset by significant decreases in construction lending.
We recorded a provision for credit losses on unfunded commitments of $11.3 million and a reversal of $2.7 million for the nine months ended September 30, 2025 and 2024, respectively. For the nine months ended September 30, 2025, the increase in provision for credit losses on unfunded commitments was due largely to the $6.5 million impact of the change in the CECL loss estimation methodology combined with $3.2 million for the initial provision on acquired unfunded commitments associated with the Southern States merger. The reversal of provision for credit losses on unfunded commitments for the nine months ended September 30, 2024 was primarily due to management's concentrated effort to reduce unfunded loan commitments during the period.
During the nine months ended September 30, 2025 and 2024, it was determined that all AFS debt securities that experienced a decline in fair value below amortized cost basis were due to noncredit-related factors. Therefore, there was no provision for credit losses recognized on AFS debt securities during the nine months ended September 30, 2025 and 2024.
Noninterest income
The following table sets forth the components of noninterest income for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2025	2024	2025	2024
Mortgage banking income	$13,484	$11,553	$38,939	$36,048
Investment services and trust income	4,227	3,721	11,860	10,338
Service charges on deposit accounts	4,049	3,378	10,920	9,686
ATM and interchange fees	3,388	2,840	8,943	8,598
Gain (loss) from investment securities, net	12	(40,165)	(60,521)	(56,378)
Loss on sales or write-downs of premises and equipment, other real estate owned and other assets	(646)	(289)	(1,035)	(5)
Other income	2,121	2,465	6,009	8,786
Total noninterest income (loss)	$26,635	$(16,497)	$15,115	$17,073
Three months ended September 30, 2025 compared to three months ended September 30, 2024
Noninterest income amounted to $26.6 million for the three months ended September 30, 2025, an increase of $43.1 million, as compared to a $16.5 million loss for the three months ended September 30, 2024. The increase in noninterest income was driven by the net loss from investment securities during the three months ended September 30, 2024. Excluding the recognition of the $40.2 million of net loss from investment securities sales recognized during the three months ended September 30, 2024, noninterest income was $23.7 million for the three months ended September 30, 2024.
Mortgage banking income includes origination fees, gains and losses on the sale of mortgage loans, changes in fair value of mortgage loans and related derivatives, as well as mortgage servicing income, which includes the change in fair value of MSRs and related derivatives. Mortgage banking income was $13.5 million for the three months ended September 30, 2025, an increase of $1.9 million compared to the prior period. The increase was driven by positive fair value changes of $1.3 million from the prior period. This was impacted by the increase in interest rate lock volume of $50.9 million, or 13.4% during the current period over the same period in the prior year.
Investment services and trust income is comprised of wealth management fees and trust and insurance income. This caption increased $0.5 million during the three months ended September 30, 2025 to $4.2 million as compared to $3.7 million during the three months ended September 30, 2024.
Service charges on deposit accounts include overdraft fees, account analysis fees and other customer transaction-related service charges. Service charges on deposit accounts increased $0.7 million during the three months ended September 30, 2025 to $4.0 million as compared to $3.4 million during the three months ended September 30, 2024.
ATM and interchange fees represent income related to customers' utilization of their debit cards and interchange income. ATM and interchange fees were $3.4 million for the three months ended September 30, 2025, compared to $2.8 million for the three months ended September 30, 2024.
Net gain from investment securities was $12 thousand for the three months ended September 30, 2025 compared to a net loss of $40.2 million for the three months ended September 30, 2024. The net loss from investment securities during the three months ended September 30, 2024 was the result of management's election to sell $318.5 million of AFS debt securities. Refer to the section “Other earnings assets” for additional information on the sale of the AFS debt securities.
Net loss on sales or write-downs of premises and equipment, other real estate owned and other assets was $0.6 million for the three months ended September 30, 2025 compared to $0.3 million for the three months ended September 30, 2024.

Other income is comprised of income recognized that does not typically fit into income categories and includes components such as BOLI income, swap fees, and equity investments income. Other income decreased $0.3 million to $2.1 million during the three months ended September 30, 2025 as compared to $2.5 million during the three months ended September 30, 2024. This decrease was primarily due to a $0.6 million loss associated with our proportionate share of loss on our equity method investment during the three months ended September 30, 2025.
Nine months ended September 30, 2025 compared to nine months ended September 30, 2024
Noninterest income amounted to $15.1 million for the nine months ended September 30, 2025, a decrease of $2.0 million, as compared to income of $17.1 million for the nine months ended September 30, 2024. Excluding the recognition of the $60.5 million and $56.4 million of net loss from investment securities sales recognized during the nine months ended September 30, 2025 and 2024, respectively, noninterest income was $75.6 million and $73.5 million for the nine months ended September 30, 2025 and 2024, respectively.
Mortgage banking income was $38.9 million for the nine months ended September 30, 2025, an increase of $2.9 million compared to the prior period. The increase includes an increase from gains on sale and related fair value changes of $2.8 million to $28.8 million in the current period compared to $26.0 million in the prior period. This was impacted by the increase in interest rate lock volume of $127.0 million, or 11.1% during the current period over the same period in the prior year.
Investment services and trust income increased $1.5 million during the nine months ended September 30, 2025 to $11.9 million as compared to $10.3 million during the nine months ended September 30, 2024. The increase was primarily attributable to fees earned from higher assets under management stemming from existing account growth.
Service charges on deposit accounts increased $1.2 million during the nine months ended September 30, 2025 to $10.9 million as compared to $9.7 million during the nine months ended September 30, 2024.
ATM and interchange fees were $8.9 million for the nine months ended September 30, 2025, compared to $8.6 million for the nine months ended September 30, 2024.
Net loss from investment securities was $60.5 million for the nine months ended September 30, 2025 compared to $56.4 million for the nine months ended September 30, 2024. The net loss from investment securities during the nine months ended September 30, 2025 was the result of management's election to sell $266.9 million of AFS debt securities compared to $526.4 million of AFS debt securities sold during the prior year period. Refer to the section “Other earning assets” for additional information on the sale of the AFS debt securities.
Net loss on sales or write-downs of premises and equipment, other real estate owned and other assets increased $1.0 million for the nine months ended September 30, 2025.
Other income decreased $2.8 million to $6.0 million during the nine months ended September 30, 2025 as compared to $8.8 million during the nine months ended September 30, 2024. This decrease was driven by a $1.7 million loss associated with our proportionate share of loss on our equity method investment during the nine months ended September 30, 2025 and a $2.1 million increase in BOLI income recognized during the nine months ended September 30, 2024, resulting from proceeds from payment of death benefits. The decrease was partially offset by a $0.8 million increase in owned property lease income during the nine months ended September 30, 2025.

Noninterest expense
The following table sets forth the components of noninterest expense for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2025	2024	2025	2024
Salaries, commissions and employee benefits	$59,210	$47,538	$154,192	$138,381
Merger and integration costs	16,057	—	19,192	—
Occupancy and equipment expense	7,539	6,640	20,846	19,582
Data processing	2,457	2,486	6,931	7,180
Advertising	2,453	1,947	7,118	4,977
Amortization of core deposit and other intangibles	2,079	719	3,366	2,260
Legal and professional fees	1,227	1,900	5,645	5,798
Other expense	18,834	14,982	53,376	45,547
Total noninterest expense	$109,856	$76,212	$270,666	$223,725
Three months ended September 30, 2025 compared to three months ended September 30, 2024
Noninterest expense increased by $33.6 million, or 44.1%, during the three months ended September 30, 2025 to $109.9 million as compared to $76.2 million in the three months ended September 30, 2024. The increase in noninterest expense was driven by increases in merger and integration costs associated with the Southern States merger, salaries and employee benefits and other expense.
Salaries, commissions and employee benefits expense is comprised of salaries and wages in addition to other employee benefit costs and represents the largest component of noninterest expense. For the three months ended September 30, 2025, salaries and employee benefits expense increased $11.7 million, to $59.2 million as compared to $47.5 million for the three months ended September 30, 2024. This change was driven by increases in the salaries and benefit costs due to increased headcount resulting from the Southern States merger, combined with increases in performance-based compensation resulting from improvements in the Company's performance metrics.
Merger and integration costs include costs associated with the merger, integration and conversion of business combinations. Merger and integration costs were $16.1 million for the three months ended September 30, 2025. These costs primarily include legal and other professional fees, severance and other employee-related costs, costs associated with branch consolidation and integration costs of the Southern States merger.
Occupancy and equipment expense includes occupancy, depreciation and equipment expense. Occupancy and equipment expense of $7.5 million and $6.6 million was recognized for the three months ended September 30, 2025 and 2024, respectively. The increase was primarily due to the expansion of our branch network in connection with the Southern States merger.
Data processing is comprised of all third-party core operating system and processing charges as well as payroll processing. Data processing fees were $2.5 million for both the three months ended September 30, 2025 and 2024.
Advertising includes expenses related to sponsorships, advertising, marketing, customer relations and business development and public relations. During the three months ended September 30, 2025, advertising expense increased $0.5 million to $2.5 million compared to $1.9 million during the three months ended September 30, 2024.
Amortization of core deposit and other intangibles were $2.1 million for the three months ended September 30, 2025, compared to $0.7 million for the three months ended September 30, 2024. The increase was primarily due to $1.5 million of amortization associated with the core deposit intangible assumed with the merger of Southern States.
Legal and professional fees represent fees incurred for the various support functions, which includes legal, consulting, outsourcing and other professional related fees. Legal and professional fees were $1.2 million and $1.9 million for the three months ended September 30, 2025 and 2024, respectively.
Other expense is comprised of expense that does not typically fit into other expense categories and includes mortgage servicing expenses, regulatory fees and deposit insurance assessments, software license and maintenance fees and various other miscellaneous expenses. Other expense increased $3.9 million during the three months ended September 30, 2025 to $18.8 million compared to $15.0 million during the three months ended September 30, 2024. The increase was primarily driven by modest increases across a range of expense categories, including technology and platform fees, software license and maintenance fees, card transaction fees, servicing fees and other operating expenses. No single category accounted for a significant portion of the overall increase. Additionally, a franchise tax benefit was recognized in the prior year period.
Nine months ended September 30, 2025 compared to nine months ended September 30, 2024
Noninterest expense increased by $47.0 million, or 21.0%, during the nine months ended September 30, 2025 to $270.7 million as compared to $223.7 million in the nine months ended September 30, 2024. The increase in noninterest expense was attributable to increases in merger and integration costs associated with the Southern States merger, salaries and employee benefits and other noninterest expense.
Salaries, commissions and employee benefits expense increased $15.8 million, or 11.4%, to $154.2 million for the nine months ended September 30, 2025 as compared to $138.4 million for the nine months ended September 30, 2024. This change was driven by increases in the salaries and benefit costs due to increased headcount resulting from the Southern States merger, combined with an increase in performance-based compensation driven by improvement in the Company's performance metrics.
Merger and integration costs were $19.2 million for the nine months ended September 30, 2025 associated with the merger with Southern States. These costs primarily include legal and professional fees, severance and other employee-related costs, costs associated with branch consolidation and integration costs.
Occupancy and equipment expense of $20.8 million and $19.6 million was recognized for the nine months ended September 30, 2025 and 2024. The increase was driven by the expansion of our branch network in connection with the Southern States merger.
Data processing fees were $6.9 million for the nine months ended September 30, 2025, compared to $7.2 million for the nine months ended September 30, 2024.
Advertising expense increased $2.1 million to $7.1 million during the nine months ended September 30, 2025 compared to $5.0 million during the nine months ended September 30, 2024. This increase was primarily attributable to customer marketing campaigns during nine months ended September 30, 2025 combined with favorable, volume based marketing rebate activity recorded in the prior year period.
Amortization of core deposit and other intangibles were $3.4 million for the nine months ended September 30, 2025, compared to $2.3 million for the nine months ended September 30, 2024. The increase was primarily due to $1.5 million of amortization associated with the core deposit intangible assumed with the merger of Southern States.
Legal and professional fees were $5.6 million and $5.8 million for the nine months ended September 30, 2025 and 2024, respectively.
Other noninterest expense increased $7.8 million during the nine months ended September 30, 2025 to $53.4 million compared to $45.5 million during the nine months ended September 30, 2024. The increase was primarily related to $1.8 million of technology and platform fee increases and modest increases across a range of other expense categories, including software license and maintenance fees, card transaction fees, servicing fees and other operating expenses. Additionally, a franchise tax benefit was recognized in the prior year period.
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
Our efficiency ratio was 63.2% and 71.0% for the three and nine months ended September 30, 2025, respectively, and 85.1% and 68.8% for the three and nine months ended September 30, 2024, respectively. Our adjusted efficiency ratio, on a tax-equivalent basis, was 53.3% and 56.4% for the three and nine months ended September 30, 2025, respectively, and 58.4% and 58.2% for the three and nine months ended September 30, 2024, respectively. See “GAAP reconciliation and management explanation of non-GAAP financial measures” in this Report for a discussion of the adjusted efficiency ratio.

Income taxes
Income tax expense was $6.2 million and $3.0 million for the three and nine months ended September 30, 2025, respectively, and $1.2 million and $18.4 million for the three and nine months ended September 30, 2024, respectively. This represents effective tax rates of 21.0% and 4.4% for the three and nine months ended September 30, 2025, respectively, and 10.3% and 19.1% for the three and nine months ended September 30, 2024, respectively. The primary differences from the enacted rates are applicable state income taxes and certain expenses that are not deductible, reduced for non-taxable income.
For the nine months ended September 30, 2025, income tax expense includes the income tax effect of a $60.5 million loss on sale of AFS debt securities and a one-time tax benefit of $10.7 million due to the expiration of the statute of limitations with respect to an amended income tax return and the associated interest. There was no one-time tax benefit for the three months ended September 30, 2025. For the three and nine months ended September 30, 2024, income tax expense included the income tax effect of loss on sale of AFS debt securities of $40.2 million and $56.4 million, respectively. Refer to Note 10 “Income taxes” in the notes to the consolidated financial statements for additional information regarding the our income tax benefit/expense and effective tax rates.
Financial condition
The following discussion of our financial condition compares balances as of September 30, 2025 and December 31, 2024.
Loan portfolio
The following table sets forth the balance and associated percentage of each class of financing receivable in our loan portfolio as of the dates indicated:

	September 30,			December 31,
	2025				2024
(dollars in thousands)	Committed	Amount Outstanding	% of total outstanding	Committed	Amount Outstanding	% of total outstanding
Loan Type:
Commercial and industrial	$3,606,471	$2,155,105	17%	$3,062,626	$1,691,213	18%
Construction	1,927,134	1,195,392	10%	1,585,865	1,087,732	11%
Residential real estate:
1-to-4 family mortgage	1,858,207	1,852,626	15%	1,624,053	1,616,754	17%
Residential line of credit	1,516,264	707,303	6%	1,336,506	602,475	6%
Multi-family mortgage	743,089	736,424	6%	665,813	653,769	7%
Commercial real estate:
Owner-occupied	2,221,207	2,124,920	17%	1,436,424	1,357,568	14%
Non-owner occupied	2,958,526	2,890,233	24%	2,154,027	2,099,129	22%
Consumer and other	657,077	635,597	5%	507,175	493,744	5%
Total loans	$15,487,975	$12,297,600	100%	$12,372,489	$9,602,384	100%
Our loans HFI portfolio is our most significant earning asset, comprising 75.7% and 73.0% of our total assets at September 30, 2025 and December 31, 2024, respectively. Our strategy is to grow our loan portfolio by originating quality commercial and consumer type loans that comply with our credit policies and that produce revenues consistent with our financial objectives. Our overall lending approach is primarily focused on providing credit to our customers directly in the markets we serve. However, we also participate in loan syndications and participations from other banks (collectively, “participated loans”). As of September 30, 2025 and December 31, 2024, loans HFI included approximately $429.2 million and $177.6 million, respectively, related to participated loans.
We also sell loan participations to unaffiliated third-parties as part of our credit risk management and balance sheet management strategy. During the three months ended September 30, 2025 and 2024, we sold $10.0 million and $7.5 million loan participations, respectively. During the nine months ended September 30, 2025 and 2024, we sold $13.5 million and $24.5 million loan participations, respectively. All loans, whether or not we act as a participant, are underwritten to the same standards as all other loans we originate. We believe our loan portfolio is well-balanced, which provides us with the opportunity to grow while monitoring our loan concentrations.

Loan concentrations are considered to exist when there are amounts loaned to a number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. Our lending activity is heavily concentrated in the geographic market areas we serve, with the highest concentration in Tennessee. This geographic concentration subjects our loan portfolio to the general economic conditions within the state. The risks created by this concentration have been considered by management in the determination of the appropriateness of the allowance for credit losses on loans HFI. As of September 30, 2025 and December 31, 2024, there were no concentrations of loans exceeding 10% of total loans other than our geographic exposure to Tennessee, Alabama and Georgia, as well as the categories of loans disclosed in the table above. We believe our loan portfolio is diversified relative to industry concentrations across the various loan portfolio categories. For additional details related to the concentrations within our loan portfolio, refer to the industry classification and collateral property type concentration tables detailed later in this section.
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
The table below shows concentration ratios for the Bank and Company as of September 30, 2025 and December 31, 2024.

	As a percentage (%) of tier 1 capital plus allowance for credit losses
	FirstBank	FB Financial Corporation
September 30, 2025
Construction	63.8%	64.7%
Commercial real estate	259.0%	262.6%
December 31, 2024
Construction	70.1%	67.1%
Commercial real estate	249.3%	238.5%

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

	September 30, 2025
(dollars in thousands)	Committed	Amount Outstanding	Nonperforming(1)
Commercial and industrial
Real estate rental and leasing	$501,026	$314,190	$311
Finance and insurance	498,952	314,124	—
Construction	443,940	159,973	834
Manufacturing	317,119	230,450	882
Wholesale trade	293,594	174,220	179
Information	256,546	184,435	—
Professional, scientific and technical services	208,950	132,067	9
Educational services	173,503	48,842	—
Retail trade	131,073	89,019	556
Health care and social assistance	106,939	56,495	437
Administrative and support and waste management and remediation services	106,290	78,722	—
Accommodation and food services	104,667	74,978	714
Other services (except public administration)	103,602	66,627	76
Transportation and warehousing	103,070	95,724	2,091
Arts, entertainment and recreation	70,716	43,595	112
Management of companies and enterprises	40,276	25,176	—
Other	146,208	66,468	725
Total	$3,606,471	$2,155,105	$6,926

Commercial real estate owner-occupied
Real estate rental and leasing	$357,338	$342,913	$364
Retail trade	310,318	301,044	—
Other services (except public administration)	286,187	278,739	3,882
Manufacturing	250,839	239,294	160
Health care and social assistance	216,310	211,738	873
Accommodation and food services	153,291	153,229	1,182
Wholesale trade	139,152	134,144	—
Construction	114,390	101,383	—
Transportation and warehousing	83,760	67,326	488
Professional, scientific and technical services	56,186	54,622	90
Arts, entertainment and recreation	45,238	44,625	—
Administrative and support and waste management and remediation services	37,285	34,860	478
Agriculture, forestry, fishing and hunting	35,809	31,902	620
Management of companies and enterprises	22,661	20,691	—
Educational services	22,242	21,491	—
Finance and insurance	19,702	18,465	2,668
Other	70,499	68,454	195
Total	$2,221,207	$2,124,920	$11,000
(1) Nonperforming loans are those on which the accrual of interest has stopped, as well as loans that are contractually 90 or more days past due on which interest continues to accrue.

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

	September 30, 2025
(dollars in thousands)	Committed	Amount Outstanding	Nonperforming(1)
Commercial real estate non-owner occupied
Retail	$633,994	$621,525	$3,374
Office	542,641	527,202	1,037
Warehouse and industrial	540,997	517,630	—
Hotel	486,082	484,275	—
Assisted living and special care facilities	147,583	145,841	—
Self-storage	144,145	143,292	101
Land-Manufactured housing	120,706	119,032	129
Healthcare facility	71,766	71,695	—
Restaurants, bars and event venues	57,834	52,601	1,008
Convenience store and gas station	50,523	49,874	—
Other	162,255	157,266	—
Total	$2,958,526	$2,890,233	$5,649

Construction
Consumer:
Construction	$248,549	$152,344	$19,615
Land	46,512	40,077	—
Commercial:
Land	317,941	255,050	1,910
Multi-family	154,496	96,156	—
Hotel	76,995	46,644	—
Retail	52,790	26,504	—
Office	39,760	24,249	5,590
Healthcare Facility	38,501	—	—
Self-storage	25,940	9,839	—
Recreation, sports and entertainment	23,689	14,059	—
Other	166,743	84,307	351
Residential Development:
Construction	541,045	325,698	3,305
Land	124,452	76,378	—
Lots	69,721	44,087	597
Total	$1,927,134	$1,195,392	$31,368
1) Nonperforming loans are those on which the accrual of interest has stopped, as well as loans that are contractually 90 days or more past due on which interest continues to accrue.

Loan maturity and sensitivities
The following table presents the contractual maturities of our loan portfolio as of September 30, 2025. Loans with scheduled maturities are reported in the maturity category in which the payment is due. Demand loans with no stated maturity and overdrafts are reported in the “due in 1 year or less” category. Loans that have adjustable rates are shown as amortizing to final maturity rather than when the interest rates are next subject to change. The tables do not include prepayment assumptions or scheduled repayments.

	September 30, 2025
Loan type (dollars in thousands)	Maturing in one year or less	Maturing in one to five years	Maturing in five to fifteen years	Maturing after fifteen years	Total
Commercial and industrial	$747,330	$1,210,264	$195,059	$2,452	$2,155,105
Construction	570,486	514,449	74,482	35,975	1,195,392
Residential real estate:
1-to-4 family mortgage	145,828	558,599	207,899	940,300	1,852,626
Residential line of credit	83,147	120,500	503,656	—	707,303
Multi-family mortgage	158,973	406,926	158,879	11,646	736,424
Commercial real estate:
Owner-occupied	231,972	1,155,362	488,200	249,386	2,124,920
Non-owner occupied	400,427	1,728,686	678,649	82,471	2,890,233
Consumer and other	25,743	92,844	134,882	382,128	635,597
Total ($)	$2,363,906	$5,787,630	$2,441,706	$1,704,358	$12,297,600
Total (%)	19.2%	47.1%	19.8%	13.9%	100.0%
For loans due after one year or more, the following table presents the interest rate composition for loans outstanding as of September 30, 2025.

	September 30, 2025
Loan type (dollars in thousands)	Fixed interest rate	Floating interest rate	Total
Commercial and industrial	$513,099	$894,676	$1,407,775
Construction	161,569	463,337	624,906
Residential real estate:
1-to-4 family mortgage	1,193,889	512,909	1,706,798
Residential line of credit	4,104	620,052	624,156
Multi-family mortgage	298,531	278,920	577,451
Commercial real estate:
Owner-occupied	1,181,311	711,637	1,892,948
Non-owner occupied	1,276,169	1,213,637	2,489,806
Consumer and other	533,267	76,587	609,854
Total ($)	$5,161,939	$4,771,755	$9,933,694
Total (%)	52.0%	48.0%	100.0%
The following table presents the contractual maturities of our loan portfolio segregated into fixed and floating interest rate loans as of September 30, 2025.

	September 30, 2025
Contractual maturity (dollars in thousands)	Fixed interest rate	Floating interest rate	Total
One year or less	$798,861	$1,565,045	$2,363,906
One to five years	3,020,673	2,766,957	5,787,630
Five to fifteen years	1,055,850	1,385,856	2,441,706
Over fifteen years	1,085,416	618,942	1,704,358
Total ($)	$5,960,800	$6,336,800	$12,297,600
Total (%)	48.5%	51.5%	100.0%

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
Nonperforming assets
Our nonperforming assets consist of nonperforming loans, other real estate owned and other repossessed non-earning assets. As of September 30, 2025 and December 31, 2024, we had $145.2 million and $121.9 million, respectively, in nonperforming assets. Nonperforming loans are those on which the accrual of interest has stopped, as well as loans that are contractually 90 or more days past due on which interest continues to accrue. Accrued interest receivable written off as an adjustment to interest income amounted to $0.5 million and $0.1 million for the three months ended September 30, 2025 and 2024, respectively, and $1.9 million and $0.5 million for the nine months ended September 30, 2025 and 2024, respectively. Additionally, we had net interest recoveries on nonperforming assets previously charged off of $0.5 million and $0.1 million for the three months ended September 30, 2025 and 2024, respectively, and $1.4 million and $1.1 million for the nine months ended September 30, 2025 and 2024, respectively.
Nonperforming loans HFI increased by $32.1 million to $115.8 million as of September 30, 2025 compared to $83.7 million as of December 31, 2024. The increase in nonperforming loans primarily occurred in our construction, multi-family and consumer and other portfolios partially offset by a decrease in a our commercial and industrial portfolio.
As of September 30, 2025 and December 31, 2024, we had $21.7 million and $31.4 million, respectively, of delinquent GNMA optional repurchase loans previously sold included on our consolidated balance sheets in loans held for sale. These are considered nonperforming assets as we do not earn any interest on the unexercised option to repurchase these loans.
As of both September 30, 2025 and December 31, 2024, other real estate owned included $0.1 million of excess land and facilities held for sale resulting from our prior acquisitions. Other repossessed assets also included other repossessed non-real estate amounting to $3.3 million and $2.4 million as of September 30, 2025 and December 31, 2024, respectively.

The following table provides details of our nonperforming assets, the ratio of such loans and other nonperforming assets to total assets, and certain other related information as of the dates presented:

	September 30,		December 31,
(dollars in thousands)	2025	2024	2024
Loan Type:
Commercial and industrial	$6,926	$23,058	$10,391
Construction	31,368	11,546	11,453
Residential real estate:
1-to-4 family mortgage	29,445	23,848	27,944
Residential line of credit	2,342	1,558	1,894
Multi-family mortgage	9,325	25	21
Commercial real estate:
Owner-occupied	11,000	8,999	9,645
Non-owner occupied	5,649	6,567	6,179
Consumer and other	19,704	15,234	16,178
Total nonperforming loans HFI	$115,759	$90,835	$83,705
Mortgage loans held for sale(1)	21,660	30,537	31,357
Other real estate owned	4,466	3,779	4,409
Other repossessed assets	3,314	2,182	2,444
Total nonperforming assets	$145,199	$127,333	$121,915
Nonperforming loans HFI as a percentage of total loans HFI	0.94%	0.96%	0.87%
Nonperforming assets as a percentage of total assets	0.89%	0.99%	0.93%
Nonaccrual loans HFI as a percentage of loans HFI	0.73%	0.68%	0.62%
(1) Represents optional right to repurchase government guaranteed GNMA mortgage loans previously sold that meet certain defined delinquency criteria.
We have evaluated our loans HFI classified as nonperforming and believe all nonperforming loans have been adequately reserved for in the allowance for credit losses on loans HFI as of September 30, 2025 and December 31, 2024. Management also continually monitors past due loans for potential credit quality deterioration. Loans not considered nonperforming include loans 30-89 days past due that continue to accrue interest amounting to $54.6 million at September 30, 2025 as compared to $47.9 million at December 31, 2024. The increase from December 31, 2024 to September 30, 2025 primarily occurred within our non-owner occupied, consumer and other and construction portfolios offset with a decrease in our multi-family portfolio.
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
Beginning on June 30, 2025, we utilize the discounted cash flow estimation technique, adjusted for current conditions and reasonable and supportable forecasts, to estimate the expected credit losses of its loan segments, except consumer and other loans, which utilize the weighted average remaining maturity loss rate technique. We determined that the use of the updated estimate techniques and related inputs and assumptions enhances the transparency, accuracy and relevance of information relating to its allowance for credit losses through the application of data and calculations more clearly calibrated to our historical experience, the nature of its loan portfolio and unfunded commitments, and expectations for future economic conditions and corresponding expected credit losses. See “Note 1, “Basis of presentation” in this Report for further discussion on the change in estimate. The changes are accounted for as a change in estimate included in the provision for credit losses for the nine months ended September 30, 2025 and did not have a material impact to our operating results and financial condition.
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

The following table presents the allocation of the allowance for credit losses on loans HFI by loan category as well as the ratio of loans by loan category compared to the total loan portfolio as of the dates indicated:

	September 30,		December 31,
	2025		2024
(dollars in thousands)	Amount	ACL as a % of loans HFI category	Amount	ACL as a % of loans HFI category
Loan Type:
Commercial and industrial	$26,075	1.21%	$16,667	0.99%
Construction	27,857	2.33%	31,698	2.91%
Residential real estate:
1-to-4 family mortgage	33,059	1.78%	25,340	1.57%
Residential line of credit	10,458	1.48%	10,952	1.82%
Multi-family mortgage	11,815	1.60%	10,512	1.61%
Commercial real estate:
Owner-occupied	20,360	0.96%	11,993	0.88%
Non-owner occupied	34,073	1.18%	25,531	1.22%
Consumer and other	21,296	3.35%	19,249	3.90%
Total allowance for credit losses on loans HFI	$184,993	1.50%	$151,942	1.58%

The following table summarizes activity in our allowance for credit losses on loans HFI during the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
(dollars in thousands)	2025	2024	2025	2024	2024
Allowance for credit losses on loans HFI at beginning of period	$148,948	$155,055	$151,942	$150,326	$150,326
Initial allowance for credit losses on loans purchased with credit deterioration	7,518	—	7,518	—	—
Charge-offs:
Commercial and industrial	(100)	(90)	(3,071)	(159)	(11,080)
Construction	(399)	—	(399)	(92)	(122)
Residential real estate:
1-to-4 family mortgage	(322)	(2)	(758)	(295)	(439)
Residential line of credit	—	(53)	—	(73)	(73)
Commercial real estate:
Owner-occupied	—	—	(17)	—	—
Consumer and other	(888)	(770)	(2,811)	(2,136)	(3,051)
Total charge-offs	$(1,709)	$(915)	$(7,056)	$(2,755)	$(14,765)
Recoveries:
Commercial and industrial	$12	$23	$227	$57	$428
Residential real estate:
1-to-4 family mortgage	6	9	26	75	84
Residential line of credit	11	18	12	18	18
Commercial real estate:
Owner-occupied	4	12	34	240	245
Non-owner occupied	—	—	529	—	—
Consumer and other	246	202	1,000	651	939
Total recoveries	$279	$264	$1,828	$1,041	$1,714
Net charge-offs	(1,430)	(651)	(5,228)	(1,714)	(13,051)
Impact of change in accounting estimate for current expected credit losses(1)	—	—	(6,848)	—	—
Provision for credit losses on loans HFI(1)	29,957	1,856	37,609	7,648	14,667
Allowance for credit losses on loans HFI at the end of period	$184,993	$156,260	$184,993	$156,260	$151,942
Ratio of net charge-offs during the period to average loans outstanding during the period	(0.05)%	(0.03)%	(0.07)%	(0.02)%	(0.14)%
Allowance for credit losses on loans HFI as a percentage of loans	1.50%	1.65%	1.50%	1.65%	1.58%
Allowance for credit losses on loans HFI as a percentage of nonaccrual loans HFI	206.8%	241.9%	206.8%	241.9%	256.0%
Allowance for credit losses on loans HFI as a percentage of nonperforming loans	159.8%	172.0%	159.8%	172.0%	181.5%
(1) We made certain changes to its estimation techniques and certain related inputs and assumptions in its estimates of credit losses as of June 30, 2025. See “Note 1, “Basis of presentation” in this Report for further discussion on the change in estimate. The changes are accounted for as a change in estimate included in the provision for credit losses for the nine months ended September 30, 2025 and did not have a material impact to our operating results and financial condition.

The following tables details our provision for (reversal of) credit losses on loans HFI and net (charge-offs) recoveries to average loans HFI outstanding by loan category during the periods indicated:

	Provision for (reversal of) credit losses on loans HFI(1)	Net (charge-offs) recoveries	Average loans HFI	Ratio of net (charge-offs) recoveries to average loans HFI
(dollars in thousands)
Three months ended September 30, 2025
Commercial and industrial	$3,933	$(88)	$2,126,229	(0.02)%
Construction	6,110	(399)	1,210,516	(0.13)%
Residential real estate:
1-to-4 family mortgage	3,049	(316)	1,842,331	(0.07)%
Residential line of credit	1,745	11	691,276	0.01%
Multi-family mortgage	762	—	716,327	—%
Commercial real estate:
Owner-occupied	6,902	4	2,087,903	—%
Non-owner occupied	4,352	—	2,866,100	—%
Consumer and other	3,104	(642)	648,719	(0.39)%
Total	$29,957	$(1,430)	$12,189,401	(0.05)%
Three months ended September 30, 2024
Commercial and industrial	$1,670	$(67)	$1,640,508	(0.02)%
Construction	(3,612)	—	1,143,612	—%
Residential real estate:
1-to-4 family mortgage	341	7	1,594,875	—%
Residential line of credit	662	(35)	573,962	(0.02)%
Multi-family mortgage	834	—	617,951	—%
Commercial real estate:
Owner-occupied	243	12	1,287,095	—%
Non-owner occupied	98	—	2,045,146	—%
Consumer and other	1,620	(568)	459,788	(0.49)%
Total	$1,856	$(651)	$9,362,937	(0.03)%
Nine Months Ended September 30, 2025
Commercial and industrial	$10,293	$(2,844)	$1,865,170	(0.20)%
Construction	(3,740)	(399)	1,101,647	(0.05)%
Residential real estate:
1-to-4 family mortgage	8,387	(732)	1,701,709	(0.06)%
Residential line of credit	(537)	12	640,541	—%
Multi-family mortgage	1,144	—	662,196	—%
Commercial real estate:
Owner-occupied	6,835	17	1,600,407	—%
Non-owner occupied	4,595	529	2,381,324	0.03%
Consumer and other	3,784	(1,811)	606,877	(0.40)%
Total	$30,761	$(5,228)	$10,559,871	(0.07)%
Nine Months Ended September 30, 2024
Commercial and industrial	$4,636	$(102)	$1,646,771	(0.01)%
Construction	(4,722)	(92)	1,231,310	(0.01)%
Residential real estate:
1-to-4 family mortgage	(306)	(220)	1,581,697	(0.02)%
Residential line of credit	1,311	(55)	554,235	(0.01)%
Multi-family mortgage	802	—	621,897	—%
Commercial real estate:
Owner-occupied	674	240	1,257,455	0.03%
Non-owner occupied	1,676	—	2,007,605	—%
Consumer and other	3,577	(1,485)	436,972	(0.45)%
Total	$7,648	$(1,714)	$9,337,942	(0.02)%

	Provision for (reversal of) credit losses on loans HFI(1)	Net (charge-offs) recoveries	Average loans HFI	Ratio of (charge-offs) net recoveries to average loans HFI
(dollars in thousands)
Year Ended December 31, 2024
Commercial and industrial	$7,720	$(10,652)	$1,655,250	(0.64)%
Construction	(3,552)	(122)	1,199,414	(0.01)%
Residential real estate:
1-to-4 family mortgage	(810)	(355)	1,587,111	(0.02)%
Residential line of credit	1,539	(55)	562,877	(0.01)%
Multi-family mortgage	1,670	—	629,920	—%
Commercial real estate:
Owner occupied	1,095	245	1,278,683	0.02%
Non-owner occupied	2,566	—	2,021,677	—%
Consumer and other	4,439	(2,112)	449,526	(0.47)%
Total	$14,667	$(13,051)	$9,384,458	(0.14)%
(1) We made certain changes to its estimation techniques and certain related inputs and assumptions in its estimates of credit losses as of June 30, 2025. See “Note 1, “Basis of presentation” in this Report for further discussion on the change in estimate. The changes are accounted for as a change in estimate included in the provision for credit losses for the nine months ended September 30, 2025 and did not have a material impact to our operating results and financial condition.
The ACL on loans HFI was $185.0 million and $151.9 million and represented 1.50% and 1.58% of loans HFI as of September 30, 2025 and December 31, 2024, respectively. For further information related to the change in the ACL refer to “Provision for credit losses” section herein and Note 4, “Loans and allowance for credit losses on loans HFI” in the notes to our consolidated financial statements.
For the three months ended September 30, 2025 and 2024, we experienced net charge-offs of $1.4 million and $0.7 million, respectively, or 0.05% and 0.03% of average loans HFI, respectively. For the nine months ended September 30, 2025, we experienced net charge-offs of $5.2 million, or 0.07% of average loans HFI, compared to net charge-offs of $1.7 million, or 0.02% for the nine months ended September 30, 2024. Our ratio of total nonperforming loans HFI as a percentage of total loans HFI increased by 7 basis points to 0.94% as of September 30, 2025 compared to December 31, 2024 primarily due to increases in nonperforming loans in our construction, multi-family and consumer and other portfolios partially offset by a decrease in a our commercial and industrial portfolio.
We also maintain an allowance for credit losses on unfunded commitments in other liabilities, which increased to $17.4 million as of September 30, 2025 from $6.1 million as of December 31, 2024 due primarily to the change in CECL loss estimation methodology and the initial provision from unfunded commitments acquired in the Southern States merger.
Loans held for sale
Mortgage loans held for sale consisted of $145.8 million of residential real estate mortgage loans in the process of being sold to third-party private investors or government sponsored agencies and $21.7 million of GNMA optional repurchase loans. This compares to $95.4 million of residential real estate mortgage loans in the process of being sold to third-party private investors or government sponsored agencies and $31.4 million of GNMA optional repurchase loans as of December 31, 2024.

Deposits
Deposits represent the Bank’s primary source of funding. We continue to focus on growing core customer deposits through our relationship driven banking philosophy, community-focused marketing programs and our treasury management services.
Total deposits were $13.81 billion and $11.21 billion as of September 30, 2025 and December 31, 2024, respectively. The increase stemmed from $2.47 billion of deposits assumed in the Southern States merger.
Noninterest-bearing deposits at September 30, 2025 and December 31, 2024 were $2.69 billion and $2.12 billion, respectively. We assumed $562.5 million of noninterest-bearing deposits in the Southern States merger. Additionally, noninterest bearing deposits include mortgage escrow deposits which increased to $131.6 million as of September 30, 2025 from $69.0 million as of December 31, 2024.
Our interest-bearing deposits were $11.12 billion and $9.09 billion at September 30, 2025 and December 31, 2024, respectively. The increase was attributable to $1.91 billion of deposits assumed in the Southern States merger.
Interest-bearing checking deposits decreased to $2.46 billion at September 30, 2025 as compared to $2.91 billion at December 31, 2024. The decrease was the result of management's effort to manage down higher cost deposits.
Money market and savings deposits accounts increased by $1.63 billion million from December 31, 2024 primarily due to the merger with Southern States and a promotional rate campaign targeting new and existing customers and commercial account growth across our footprint.
Customer time deposits increased by $826.6 million from December 31, 2024, driven by the merger with Southern States and a $250.0 million short-term public funds time deposit.
Additionally, brokered and internet time deposits increased by $19.7 million to $488.8 million as of September 30, 2025 compared to December 31, 2024. This growth was a product of our liquidity management strategy.
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
Our deposit base may include certain deposits from related parties as disclosed within Note 18, “Related party transactions” in the notes to our consolidated financial statements included in this Report.

The following table sets forth the distribution by type of our deposit accounts as of the dates indicated:

	September 30,			December 31,
	2025			2024
(dollars in thousands)	Amount	% of total deposits	Average rate(1)	Amount	% of total deposits	Average rate(1)
Deposit Type
Noninterest-bearing demand	$2,690,635	19%	—%	$2,116,232	19%	—%
Interest-bearing checking	2,458,625	18%	2.43%	2,906,425	26%	3.05%
Money market	5,557,519	40%	3.45%	3,986,777	36%	3.84%
Savings deposits	410,575	3%	0.15%	351,706	3%	0.07%
Customer time deposits	2,206,790	16%	3.70%	1,380,205	12%	3.97%
Brokered and internet time deposits	488,811	4%	4.32%	469,089	4%	4.86%
Total deposits	$13,812,955	100%	2.52%	$11,210,434	100%	2.76%

Customer Time Deposits(2)
0.00-1.00%	$95,771	4%		$65,302	5%
1.01-2.00%	55,467	3%		63,582	5%
2.01-3.00%	203,240	9%		74,171	5%
3.01-4.00%	691,525	31%		264,863	19%
4.01-5.00%	1,157,569	53%		875,916	63%
Above 5.00%	3,218	—%		36,371	3%
Total customer time deposits	$2,206,790	100%		$1,380,205	100%
Brokered and Internet Time Deposits(2)
0.00-1.00%	$—	—%		$—	—%
1.01-2.00%	—	—%		—	—%
2.01-3.00%	—	—%		—	—%
3.01-4.00%	326,909	67%		169,088	36%
4.01-5.00%	155,956	32%		199,888	43%
Above 5.00%	5,946	1%		100,113	21%
Total brokered and internet time deposits	$488,811	100%		$469,089	100%
Total time deposits	$2,695,601			$1,849,294
(1) Average rates presented for the nine months ended September 30, 2025 and the year ended December 31, 2024, respectively. (2) Based on rates presented as of period-end.

Further details related to our deposit customer base is presented below as of the dates indicated:

	September 30,		December 31,
	2025		2024
(dollars in thousands)	Amount	% of total deposits	Amount	% of total deposits
Deposits by customer segment(1)
Consumer	$5,966,458	43%	$4,853,609	43%
Commercial	6,045,418	44%	4,802,105	43%
Public	1,801,079	13%	1,554,720	14%
Total deposits	$13,812,955	100%	$11,210,434	100%
(1) Segments are determined based on the customer account level.

The tables below set forth maturity information on time deposits and amounts in excess of the FDIC insurance limit as of September 30, 2025:

(dollars in thousands)	Amount	Weighted average interest rate at period end
Time deposits of $250 and less
Months to maturity:
Three or less	$588,639	3.87%
Over Three to Six	441,555	3.79%
Over Six to Twelve	449,747	3.66%
Over Twelve	277,272	3.25%
Total	$1,757,213	3.70%

Time deposits of greater than $250
Months to maturity:
Three or less	$461,104	4.07%
Over Three to Six	206,989	3.95%
Over Six to Twelve	167,731	3.80%
Over Twelve	102,564	3.38%
Total	$938,388	3.92%
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
Further details related to our estimated insured or collateralized deposits and uninsured and uncollateralized deposits is presented below as of the dates indicated:

	September 30,	December 31,
	2025	2024
Estimated insured or collateralized deposits(1)	$9,871,337	$8,346,796
Estimated uninsured and uncollateralized deposits(1)	$3,941,618	$2,863,638
Estimated uninsured and uncollateralized deposits as a % of total deposits(1)	28.5%	25.5%
Estimated uninsured deposits(2)	$5,756,466	$4,478,898
(1) Amounts are shown on a fully consolidated basis and exclude deposits of affiliates that are eliminated in consolidation.
(2) Amounts are shown on an unconsolidated basis consistent with regulatory reporting requirements.

Other earning assets
Securities purchased under agreements to resell (“reverse repurchase agreements”)
We enter into agreements with certain customers to purchase investment securities under agreements to resell at specific dates in the future. This investment deploys some of our unused liquidity position into an instrument that improves the return on those funds. Securities purchased under agreements to resell totaled $62.1 million and $61.1 million at September 30, 2025 and December 31, 2024, respectively.
Federal funds sold
Federal funds may fluctuate from period to period depending upon our liquidity position at the time and our strategy for deploying liquidity. Federal funds sold totaled $221.3 million and $64.8 million at September 30, 2025 and December 31, 2024, respectively.
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
The fair value of our AFS debt securities portfolio was $1.43 billion and $1.54 billion as of September 30, 2025 and December 31, 2024, respectively. Included in the fair value of AFS debt securities were net unrealized losses of $55.9 million and $141.4 million as of September 30, 2025 and December 31, 2024, respectively. Current net unrealized losses are driven by prevailing interest rate levels versus interest rate levels when many of the bonds were purchased.
During the three and nine months ended September 30, 2025, we acquired $31.9 million of AFS debt securities through the merger with Southern States.
During the three months ended September 30, 2025, we sold $0.4 million of AFS debt securities. During the same period, maturities, prepayments and calls of AFS debt securities totaled $83.2 million and purchases totaled $132.8 million.
During the nine months ended September 30, 2025, we sold $266.9 million of AFS debt securities million of mortgage-backed AFS debt securities with a weighted average yield of 1.63%. The securities sold resulted in a net loss on securities of $60.5 million. We used the proceeds from this transaction to redeem outstanding subordinated and trust preferred debt, as well as originate higher yielding loans. During the same period, maturities, prepayments and calls of AFS debt securities totaled $217.9 million and purchases totaled $314.6 million.
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

The following table sets forth the fair value, scheduled maturities and weighted average yields for our AFS debt securities portfolio as of the dates indicated below:

	September 30,			December 31,
	2025			2024
(dollars in thousands)	Fair value	% of total investment securities	Weighted average yield (1)	Fair value	% of total investment securities	Weighted average yield (1)
U.S. government agency securities:
Maturing within one year	—	—%	—%	—	—%	—%
Maturing in one to five years	—	—%	—%	—	—%	—%
Maturing in five to ten years	301,775	21.1%	4.75%	207,220	13.5%	5.28%
Maturing after ten years	351,422	24.6%	4.92%	355,787	23.1%	5.47%
Total U.S. government agency securities	653,197	45.7%	4.84%	563,007	36.6%	5.40%
Mortgage-backed securities - residential and commercial:
Maturing within one year	1	—%	4.92%	2,222	0.1%	3.35%
Maturing in one to five years	2,189	0.2%	7.53%	343	—%	2.16%
Maturing in five to ten years	8,810	0.6%	3.13%	13,424	0.9%	2.73%
Maturing after ten years	587,268	41.2%	4.00%	809,867	52.8%	3.10%
Total mortgage-backed securities - residential and commercial	598,268	42.0%	4.00%	825,856	53.8%	3.09%
Municipal securities:
Maturing within one year	203	—%	2.81%	548	—%	4.26%
Maturing in one to five years	5,681	0.4%	3.82%	3,611	0.2%	3.56%
Maturing in five to ten years	39,911	2.8%	3.56%	15,723	1.0%	3.06%
Maturing after ten years	119,616	8.4%	3.02%	127,975	8.3%	2.93%
Total municipal securities	165,411	11.6%	3.17%	147,857	9.5%	2.96%
U.S. Treasury securities:
Maturing within one year	—	—%	—%	299	—%	4.25%
Maturing in one to five years	5,769	0.4%	3.71%	—	—%	—%
Maturing in five to ten years	1,311	0.1%	3.81%	—	—%	—%
Maturing after ten years	—	—%	—%	—	—%	—%
Total U.S. Treasury securities	7,080	0.5%	3.73%	299	—%	4.25%
Corporate securities:
Maturing within one year	—	—%	—%	—	—%	—%
Maturing in one to five years	2,995	0.2%	6.46%	989	0.1%	7.98%
Maturing in five to ten years	—	—%	—%	—	—%	—%
Maturing after ten years	—	—%	—%	—	—%	—%
Total corporate securities	2,995	0.2%	6.46%	989	0.1%	7.98%
Total AFS debt securities	$1,426,951	100.0%	4.29%	$1,538,008	100.0%	3.93%
(1)Yields on a tax-equivalent basis.

Equity securities
As of September 30, 2025, we had $1.5 million in marketable equity securities recorded at fair value that were acquired through our merger with Southern States. The change in the fair value of equity securities recorded at fair value resulted in a net gain of $12 thousand for both the three and nine months ended September 30, 2025.

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
Securities sold under agreements to repurchase and federal funds purchased
We enter into agreements with certain customers to sell certain securities under agreements to repurchase the security the following day. These agreements are made to provide customers with comprehensive treasury management products as a short-term return for their excess funds. Securities sold under agreements to repurchase totaled $12.5 million and $13.5 million at September 30, 2025 and December 31, 2024, respectively.
We also maintain lines with certain correspondent banks that provide borrowing capacity in the form of federal funds purchased. Federal funds purchased are short-term borrowings that typically mature within one to fourteen days. Borrowings against these lines, which are classified as federal funds purchased, totaled $95.0 million as of September 30, 2025 with a weighted average rate of 4.77%. There were no such borrowings as of December 31, 2024.
FHLB advances
As a member of the FHLB system, we may utilize advances from the FHLB in order to provide additional liquidity and funding. Under these short-term agreements, we maintain a line of credit that as of September 30, 2025 and December 31, 2024 had total borrowing capacity of $1.55 billion and $1.40 billion, respectively. As of September 30, 2025 and December 31, 2024, we had qualifying loans pledged as collateral securing these lines amounting to $2.71 billion and $2.61 billion, respectively. There were no FHLB advances outstanding as of September 30, 2025 or December 31, 2024.
Subordinated debt
Prior to September 30, 2025, we had issued junior subordinated debentures through two separate trusts which issued floating rate trust preferred securities to external investors. The trusts were created for the sole purpose of issuing 30-year capital trust preferred securities to fund the purchase of the junior subordinated debentures. In September 2025, we redeemed notes related to these trusts at the principal amount plus accrued and unpaid interest pursuant to the terms of the debentures. As a result of this redemption, we redeemed $30.9 million of junior subordinated debentures.
Separately, during September 2025, the Bank redeemed $100.0 million of ten-year fixed-to-floating rate subordinated notes. This redemption was executed at the principal amount plus accrued interest, in accordance with the terms of the notes.
On July 1, 2025, we assumed three separate fixed-to-floating rate subordinated notes in connection with our merger with Southern States with a principal balance totaling $92.5 million. As of September 30, 2025, no other subordinated debt remained outstanding apart from the debt assumed through this business combination.
Further details regarding our subordinated debt as of September 30, 2025 are provided below.

(dollars in thousands)	Year established	Maturity	Call date	Total debt outstanding	Interest rate	Coupon structure
February 2032 Subordinated Debt(1)	2022	02/07/2032	02/07/2027	$47,500	3.50%	Quarterly fixed(2)
October 2032 Subordinated Debt(1)	2022	10/26/2032	10/26/2027	40,000	7.00%	Quarterly fixed(2)
December 2031 Subordinated Debt(1)	2021	12/22/2031	12/31/2026	5,000	3.50%	Quarterly fixed(2)
Unamortized fair value marks				(9,162)
Total subordinated debt, net				$83,338
(1) The Company classifies the issuance, net of unamortized fair value marks, as Tier 2 capital, which will be phased out 20% per year in the final five years before maturity.
(2) Beginning on respective call date, the coupon structure migrates to 3M SOFR plus a spread of 205 basis points, 306 basis points and 242 basis points for the February 2032, October 2032 and December 2031 subordinated issues, respectively, through the end of the term of each debenture.

Other borrowings
Other borrowings include our finance lease liability totaling $1.2 million as of both September 30, 2025 and December 31, 2024. Additionally, other borrowings include optional rights to repurchase GNMA loans previously sold that meet certain defined delinquency criteria and are eligible for repurchase totaling $21.7 million and $31.4 million as of September 30, 2025 and December 31, 2024, respectively. See Note 7, “Leases” and Note 13, “Fair value of financial instruments” within the notes to our consolidated financial statements herein for additional information regarding our finance lease and optional rights to repurchase GNMA loans, respectively.
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
Our investment portfolio is another alternative for meeting liquidity needs. These assets generally have readily available markets that offer conversions to cash as needed. AFS debt securities within our investment portfolio are typically used to secure government, public, trust and other deposits and as collateral for short-term borrowings, letters of credit and derivative instruments. As of September 30, 2025 and December 31, 2024, we had pledged securities with carrying values of $818.2 million and $937.0 million, respectively.
Additional sources of liquidity include federal funds purchased, repurchase agreements, FHLB borrowings and lines of credit. Interest is charged at the prevailing market rate on federal funds purchased, reverse repurchase agreements and FHLB advances. Overnight advances obtained from the FHLB are used primarily to meet day to day liquidity needs, particularly when the cost of such borrowing compares favorably to the rates that we would be required to pay to attract deposits. There were no FHLB advances outstanding as of September 30, 2025 or December 31, 2024. As of September 30, 2025, we had the ability to borrow $1.55 billion through FHLB advances with remaining capacity of $1.55 billion. As of December 31, 2024, there was $1.40 billion available to borrow against with a remaining capacity of $1.40 billion.
We also maintained unsecured lines of credit with other commercial banks totaling $405.0 million and $370.0 million as of September 30, 2025 and December 31, 2024, respectively. These are unsecured, uncommitted lines of credit typically maturing at various times within the next twelve months. Borrowings against these lines, which are classified as federal funds purchased, totaled $95.0 million as of September 30, 2025. There were no such borrowings as of December 31, 2024. As of both September 30, 2025 and December 31, 2024, we also had $50.0 million available through the IntraFi network, which allows us to offer banking customers access to FDIC insurance protection on deposits through our Bank which exceed FDIC insurance limits.

Our current on-balance sheet liquidity and available sources of liquidity are summarized in the table below:

	September 30,	December 31,
(dollars in thousands)	2025	2024
Current on-balance sheet liquidity:
Cash and cash equivalents	$1,280,033	$1,042,488
Unpledged AFS debt securities	608,716	600,965
Equity securities, at fair value	1,450	—
Total on-balance sheet liquidity	$1,890,199	$1,643,453

Available sources of liquidity:
Unsecured borrowing capacity(1)	$4,018,822	$3,318,091
FHLB remaining borrowing capacity	1,551,283	1,397,905
Federal Reserve discount window	2,196,785	2,053,541
Total available sources of liquidity	$7,766,890	$6,769,537

On-balance sheet liquidity as a percentage of total assets	11.6%	12.5%
On-balance sheet liquidity and available sources of liquidity as a percentage of estimated uninsured and uncollateralized deposits(2)	245.0%	293.8%
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
Due to state banking laws, the Bank may not declare dividends in any calendar year in an amount exceeding the total of its net income for that year combined with its retained net income of the preceding two years, without the prior approval of the TDFI. Based upon this regulation, as of September 30, 2025 and December 31, 2024, $76.3 million and $185.9 million of the Bank’s retained earnings were available for the payment of dividends without such prior approval. In addition, dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements. During the three and nine months ended September 30, 2025, there were $40.7 million and $102.8 million in cash dividends approved by the board for payment from the Bank to the holding company. During the three and nine months ended September 30, 2024, there were $9.0 million and $37.5 million in cash dividends approved by the board for payment from the Bank to the holding company. Additionally, an asset dividend of an equity security amounting to $1.7 million was paid from the Bank to the holding company during the nine months ended September 30, 2024. None of these required approval from the TDFI. Subsequent to September 30, 2025, the Board approved a dividend from the Bank to the holding company to be paid in the fourth quarter for $10.3 million that also did not require approval from the TDFI.
During the three and nine months ended September 30, 2025, the Company declared shareholder dividends of $0.19 per share, or $10.3 million and $0.57 per share, or $28.0 million, respectively. During the three and nine months ended September 30, 2024, the Company declared shareholder dividends of $0.17 per share, or $8.0 million and 0.51 per share, or $24.1 million, respectively. Subsequent to September 30, 2025, the Company declared a quarterly dividend in the amount of $0.19 per share, payable on November 25, 2025, to stockholders of record as of November 11, 2025.

Shareholders’ equity and capital management
Our total shareholders’ equity was $1.98 billion and $1.57 billion as of September 30, 2025 and December 31, 2024, respectively. The increase in shareholders’ equity was primarily attributable to the $368.0 million of common stock issued in connection with our merger with Southern States, net income of $65.6 million and a $44.8 million unrealized loss reclassification adjustment for loss on sale of securities included in net income, net of tax benefit. This increase was partially offset by dividends declared of $28.0 million and stock repurchases of $68.0 million. Book value per common share was $37.00 as of September 30, 2025 and $33.59 as of December 31, 2024.
Our capital management consists of providing adequate equity to support our current and future operations. We are subject to various regulatory capital requirements administered by state and federal banking agencies, including the TDFI, Federal Reserve and the FDIC. Failure to meet minimum capital requirements may prompt certain actions by regulators that, if undertaken, could have a direct material adverse effect on our financial condition and results of operations. The Federal Reserve and the FDIC have issued guidelines governing the levels of capital that banks must maintain. As of September 30, 2025 and December 31, 2024, we met all capital adequacy requirements for which we were subject. See additional discussion regarding our capital adequacy and ratios within Note 15, “Minimum capital requirements” in the notes to our consolidated financial statements contained herein.

September 30, 2025	FB Financial Corporation	FirstBank	To be Well-Capitalized(1)
Total risk-based capital	13.6%	13.3%	10.0%
Tier 1 risk-based capital	11.7%	12.0%	8.0%
Common Equity Tier 1 ratio	11.7%	12.0%	6.5%
Tier 1 leverage	10.6%	10.8%	5.0%
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

The following analysis depicts the estimated impact on net interest income and EVE of immediate changes in interest rates at the specified levels for the periods presented:

	Percentage change in:
	Net interest income (1)
Change in interest rates	September 30,	December 31,
(in basis points)	2025	2024
+400	10.3%	10.4%
+300	8.46%	8.39%
+200	5.91%	5.78%
+100	3.08%	2.97%
-100	(3.28)%	(2.87)%
-200	(6.45)%	(6.06)%

	Percentage change in:
	Economic value of equity (2)
Change in interest rates	September 30,	December 31,
(in basis points)	2025	2024
+400	(15.9)%	(14.5)%
+300	(12.0)%	(12.3)%
+200	(7.39)%	(7.92)%
+100	(3.31)%	(3.80)%
-100	2.40%	3.08%
-200	3.78%	5.17%
(1)The percentage change represents the projected net interest income for 12 months on a static balance sheet in a stable interest rate environment compared to the projected net interest income in the various rate scenarios.
(2)The percentage change in this column represents our EVE in a stable interest rate environment compared to EVE in the various rate scenarios.
The results for the net interest income simulations as of September 30, 2025 and December 31, 2024 resulted in an asset sensitive position. The primary influence of our asset sensitivity is the floating rate structure in many of our loans held for investment as well as the composition of our liabilities which is primarily customer deposits. Our floating-rate loan portfolio is indexed to market rates and the timing and magnitude of loan and deposit repricing varies in proportion to market rate fluctuations. We actively monitor and perform stress tests on our deposit betas as part of our overall management of interest rate risk. This requires the use of various assumptions based on historical relationships of these variables in reaching any conclusion. Since these correlations are based on competitive pricing in the market, we anticipate that our future results will likely be different from the scenario results presented above and such differences could be material.
The preceding measures assume no change in the size or asset/liability compositions of the balance sheet. Thus, the measures do not reflect any actions the ALCO may undertake in response to such changes in interest rates. The scenarios assume instantaneous movements in interest rates in increments of 100, 200, 300 and 400 basis points. As interest rates are adjusted over a period of time, it is our strategy to proactively change the volume and mix of our balance sheet in order to mitigate our interest rate risk. The computation of the prospective effects of hypothetical interest rate changes requires numerous assumptions regarding characteristics of new business and the behavior of existing positions. These business assumptions are based upon our experience, business plans and published industry experience. Key assumptions employed in the model include asset prepayment speeds, competitive factors, the relative price sensitivity of certain assets and liabilities and the expected life of non-maturity deposits. Because these assumptions are inherently uncertain, actual results may differ from simulated results.
We may utilize derivative financial instruments as part of an ongoing effort to mitigate interest rate risk exposure to interest rate fluctuations and facilitate the needs of our customers. For more information about our derivative financial instruments, see Note 12, “Derivatives” in the notes to our consolidated financial statements.

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
There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about repurchases of common stock by the Company during the quarter ended September 30, 2025:

Period	(a) Total number of shares purchased	(b) Average price paid per share(1)	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
July 1 - July 31(2)	87,321	$49.20	87,321	$38,857,805
August 1 - August 31(2)	405,922	48.21	405,922	19,288,470
September 1 - September 30 (3)	—	—	—	150,000,000
Total	493,243	$48.39	493,243	$150,000,000
(1) Amounts are inclusive of commissions, fees and excise tax related to the stock repurchases.
(2) On March 21, 2024, the Company announced that its board of directors re-authorized the Company’s stock repurchase program pursuant to which the Company may purchase up to $100 million in shares of the Company’s issued and outstanding common stock. The repurchase plan was set to expire on January 31, 2026 and replaced by a new repurchase plan on September 15, 2025. The repurchase plan was conducted pursuant to a written plan and intended to comply with Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended.
(3) On September 15, 2025, the Company announced that its board of directors authorized a new repurchase program pursuant to which the Company may purchase up to $150 million in shares of the Company’s issued and outstanding common stock. The current repurchase plan will terminate either on the date on which the maximum dollar amount is repurchased under the new repurchase plan or on January 31, 2027, whichever date occurs earlier. The repurchase plan will be conducted pursuant to a written plan and is intended to comply with Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended.
ITEM 5 — OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the quarter ended September 30, 2025, none of the Company’s directors or executive officers adopted, modified, or terminated any contract, instruction, or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
Other Events
On November 5, 2025, the FB Financial Corporation Compensation Committee approved an agreement with Wade Peery, the Company’s Chief Innovations Officer, pursuant to which Mr. Peery’s employment will terminate effective December 31, 2025, and thereafter, he will begin serving in an advisory capacity on innovation and emerging technologies. In connection with this change, Mr. Peery’s amended and restated employment agreement with FB Financial and the Bank, dated as of February 23, 2024 (the “Employment Agreement”), will be terminated, effective December 31, 2025. FB Financial, the Bank and Mr. Peery will enter into a new advisory agreement.

ITEM 6—EXHIBITS
The exhibits listed on the accompanying Exhibit Index are filed, furnished or incorporated by reference (as stated therein) as part of this Report.
EXHIBIT INDEX

Exhibit Number	Description
2.1
Agreement and Plan of Merger, dated as of March 31, 2025, by and between FB Financial Corporation and Southern States Bancshares, Inc. (incorporated by reference to Exhibit 2.1 the Company's Current Report on Form 8-K (File No. 001-37875) filed on March 31, 2025)

3.1
Amended and Restated Charter, as amended for SEC filing purposes only (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2024 (File No. 001-37875) filed on February 25, 2025)

3.2
Amended and Restated Bylaws of FB Financial Corporation (incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 (File No. 001-37875) filed on November 14, 2016)

4.1
Registration Rights Agreement by and between FB Financial Corporation and James W. Ayers, dated September 15, 2016 (incorporated by reference as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 (File No. 001-37875) filed on November 14, 2016)

4.2
Indenture, dated February 7, 2022, by and between Southern States Bancshares, Inc. and UMB Bank, N.A., as trustee (incorporated by reference to Exhibit 4.1 the Company's Current Report on Form 8-K filed on July 8, 2025)

4.3
Supplemental Indenture, dated July 1, 2025, by and among Southern States Bancshares, Inc., UMB Bank, N.A. and FB Financial Corporation to Indenture, dated February 7, 2022, by and between Southern States Bancshares, Inc. and UMB Bank, N.A., as trustee (incorporated by reference to Exhibit 4.2 the Company's Current Report on Form 8-K filed on July 8, 2025)

4.4	Form of 3.50% Fixed-to-Floating Rate Subordinated Note due February 7, 2032 (included as Exhibit A-1 and Exhibit A-2 to the Indenture filed as Exhibit 4.2 hereto)
4.5
Form of Subordinated Note Purchase Agreement, dated February 7, 2022, by and among Southern States Bancshares, Inc. and each Purchaser (incorporated by reference to Exhibit 4.4 the Company's Current Report on Form 8-K filed on July 8, 2025)

4.6
Indenture, dated October 26, 2022, by and between Southern States Bancshares, Inc. and UMB Bank, N.A., as trustee (incorporated by reference to Exhibit 4.5 the Company's Current Report on Form 8-K filed on July 8, 2025)

4.7
Supplemental Indenture, dated July 1, 2025, by and among Southern States Bancshares, Inc., UMB Bank, N.A. and FB Financial Corporation to Indenture, dated October 26, 2022, by and between Southern States Bancshares, Inc. and UMB Bank, N.A., as trustee (incorporated by reference to Exhibit 4.6 the Company's Current Report on Form 8-K filed on July 8, 2025)

4.8	Form of 7.00% Fixed-to-Floating Rate Subordinated Note due October 26, 2032 (included as Exhibit A-1 and Exhibit A-2 to the Indenture filed as Exhibit 4.6 hereto)
4.9
Form of Subordinated Note Purchase Agreement, dated October 26, 2022, by and among Southern States Bancshares, Inc. and each Purchaser (incorporated by reference to Exhibit 4.8 the Company's Current Report on Form 8-K filed on July 8, 2025)

4.10	Form of 3.50% Fixed-to-Floating Rate Subordinated notes due 2031 (incorporated by reference to Exhibit 4.9 the Company's Current Report on Form 8-K filed on July 8, 2025)
10.1	Amended and Restated Employment Agreement, dated September 12, 2025, by and among FB Financial Corporation, FirstBank, and Scott J. Tansil*†
10.2	Amended and Restated Employment Agreement, dated September 12, 2025, by and among FB Financial Corporation, FirstBank, and Travis K. Edmondson*†
10.3	Amended and Restated Employment Agreement, dated September 12, 2025, by and among FB Financial Corporation, FirstBank, and Michael M. Mettee*†
31.1	Rule 13a-14(a) Certification of Chief Executive Officer*
31.2	Rule 13a-14(a) Certification of Chief Financial Officer*
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer**

101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Filed herewith.
**	Furnished herewith.
†	Represents a management contract or a compensatory plan or arrangement.

Signatures

Pursuant to the requirements of the section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

FB Financial Corporation

/s/ Michael M. Mettee
November 7, 2025	Michael M. Mettee Chief Financial Officer & Chief Operating Officer (Principal Financial Officer)

/s/ Jonathan Pennington
November 7, 2025	Jonathan Pennington Chief Accounting Officer (Principal Accounting Officer)