Form 10-K
period 2025-12-31
FB Financial Corp
filed 2026-02-26
CIK 1649749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________
FORM 10-K
______________________________________________________________
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2025, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was 1,537,509,208, based on the closing sale price of $45.30 per share as reported on the New York Stock Exchange.
The number of shares of registrant’s Common Stock outstanding as of February 10, 2026 was 51,757,557.
Portions of the registrant’s Definitive Proxy Statement relating to the registrant's 2025 Annual Meeting of Shareholders, which will be filed within 120 days after December 31, 2025, are incorporated by reference into Part III of this Annual Report on Form 10-K.

GLOSSARY OF ABBREVIATIONS AND ACRONYMS
As used in this Annual Report on Form 10-K for the years ended December 31, 2025, 2024, and 2023 (this “Report”), references to “we,” “our,” “us,” “FB Financial,” or “the Company” refer to FB Financial Corporation, a Tennessee corporation, and our wholly-owned banking subsidiary, FirstBank, a Tennessee state-chartered bank, unless otherwise indicated or the context otherwise requires. References to “Bank” or “FirstBank” refer to FirstBank, our wholly-owned banking subsidiary.
The acronyms and abbreviations identified below are used in the Notes to the consolidated financial statements as well as in the Management’s discussion and analysis of financial condition and results of operations. You may find it helpful to refer to this page as you read this Report.

ACL	Allowance for credit losses	EVE	Economic value of equity
AFS	Available-for-sale	FASB	Financial Accounting Standards Board
AI	Artificial intelligence	FDIA	Federal Deposit Insurance Act
ALCO	Asset Liability Management Committee	FDIC	Federal Deposit Insurance Corporation
AML	U.S. anti-money laundering law	FDM	Financial difficulty modification
AOCI	Accumulated other comprehensive income	Federal Reserve	Board of Governors of the Federal Reserve System
ASC	Accounting Standard Codification	FHLB	Federal Home Loan Bank
ASU	Accounting Standard Update	FRA	Federal Reserve Act
Bank	FirstBank, subsidiary bank	GAAP	U.S. generally accepted accounting principles
BHCA	Bank Holding Company Act	GLBA	Gramm-Leach-Bliley Act
Board of Directors	FB Financial Corporation's board of directors	GNMA	Government National Mortgage Association
BOLI	Bank-owned life insurance	HFI	Held for investment
BSA	Bank Secrecy Act	MBS	Mortgage‑backed securities
CD	Certificate of Deposit	MSA	Metropolitan statistical areas
CECL	Current expected credit losses	MSR	Mortgage servicing rights
CET1	Common Equity Tier 1	NIM	Net interest margin
CFPB	Consumer Financial Protection Bureau	NYSE	New York Stock Exchange
CIBCA	Change in Bank Control Act	OREO	Other real estate owned
CISO	Chief Information Security Officer	PCAOB	Public Company Accounting Oversight Board
Company	FB Financial Corporation	PCD	Purchased credit deteriorated
COSO	Committee of Sponsoring Organizations of the Treadway Commission	PSU	Performance-based restricted stock units
CPR	Conditional prepayment rate	Report	Form 10-K for the year ended December 31, 2025
CRA	Community Reinvestment Act	RSU	Restricted stock units
CRE	Commercial real estate	SEC	U.S. Securities and Exchange Commission
DIF	Deposit Insurance Fund	SOFR	Secured overnight financing rate
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010	Southern States	Southern States Bancshares, Inc.
EPS	Earnings per share	TDFI	Tennessee Department of Financial Institutions
ESPP	Employee Stock Purchase Plan	U.S.	United States of America

Cautionary note regarding forward-looking statements
This Annual Report contains certain statements that are not historical in nature may be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements regarding the Company’s future plans, results, strategies, and expectations, including expectations around changing economic markets. These statements can generally be identified by the use of the words and phrases “may,” “will,” “should,” “could,” “would,” “goal,” “plan,” “potential,” “estimate,” “project,” “believe,” “intend,” “anticipate,” “expect,” “target,” “aim,” “predict,” “continue,” “seek,” and other variations of such words and phrases and similar expressions. These forward-looking statements are not historical facts, and are based upon management’s current expectations, estimates, and projections, many of which, by their nature, are inherently uncertain and beyond the Company’s control. The inclusion of these forward-looking statements should not be regarded as a representation by the Company or any other person that such expectations, estimates, and projections will be achieved. Accordingly, the Company cautions shareholders and investors that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, and uncertainties that are difficult to predict. Actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.
A number of factors could cause actual results to differ materially from those contemplated by the forward-looking statements including, without limitation, (1) current and future economic conditions, including the effects of inflation, interest rate fluctuations, changes in the economy or global supply chain, supply-demand imbalances affecting local real estate prices, and high unemployment rates in the local or regional economies in which the Company operates and/or the US economy generally, (2) changes or the lack of changes in government interest rate policies and the associated impact on the Company’s business, net interest margin, and mortgage operations, (3) increased competition for deposits, (4) changes in the quality or composition of the Company’s loan or investment portfolios, including adverse developments in borrower industries or in the repayment ability of individual borrowers or issuers of investment securities, or the impact of interest rates on the value of our investment securities portfolio, (5) any deterioration in commercial real estate market fundamentals, (6) the Company’s ability to identify potential candidates for, consummate, and achieve synergies from acquisitions, including risks that cost savings and other synergies from completed or future mergers may not be realized (or may be less than or delayed from expectations), challenges in integrating acquired businesses, disruptions to customer, employee, or other relationships, diversion of management attention, and the ability to effectively manage larger or more complex operations post-transaction; (7) the Company’s ability to manage any unexpected outflows of uninsured deposits and avoid selling investment securities or other assets at an unfavorable time or at a loss, (8) the Company’s ability to successfully execute its various business strategies, (9) changes in state and federal legislation, regulations or policies applicable to banks and other financial service providers, including legislative developments, (10) the effectiveness of the Company’s controls and procedures to detect, prevent, mitigate and otherwise manage the risk of fraud or misconduct by internal or external parties, including attempted physical-security and cybersecurity attacks, denial-of-service attacks, hacking, phishing, social-engineering attacks, malware intrusion, data-corruption attempts, system breaches, identity theft, ransomware attacks, environmental conditions, and intentional acts of destruction, (11) the Company’s dependence on information technology systems of third party service providers and the risk of systems failures, interruptions, or breaches of security, (12) the impact, extent and timing of technological changes, (13) concentrations of credit or deposit exposure, (14) the impact of natural disasters, pandemics, acts of war or terrorism, or other catastrophic events, (15) events giving rise to international or regional political instability, including the broader impacts of such events on financial markets and/or global macroeconomic environments, and/or (16) general competitive, economic, political, and market conditions.
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
Overview
FB Financial Corporation is a bank holding company designated as a financial holding company. We are headquartered in Nashville, Tennessee. Our wholly-owned bank subsidiary is FirstBank which provides a comprehensive suite of commercial and consumer banking services to clients in select markets primarily in Tennessee, Alabama, Kentucky, Georgia, and North Carolina. As of December 31, 2025, our footprint included 90 full-service branches serving markets across Tennessee, including Nashville, Chattanooga, Knoxville, Memphis, and Jackson in addition to Bowling Green, Kentucky, Columbus and Newnan, Georgia and Birmingham, Anniston, Huntsville, and Auburn, Alabama. Additionally, our banking services extend to community markets throughout our footprint. Further, the Company also provides mortgage banking services utilizing its bank branch network and mortgage banking offices strategically located throughout the southeastern United States. As of December 31, 2025, we had total assets of $16.30 billion, loans held for investment of $12.38 billion, total deposits of $13.91 billion, and total common shareholders’ equity of $1.95 billion.
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
Our history
Originally chartered in 1906, we are one of the longest continually operating banks in Tennessee. While our deep community roots go back over 100 years, our growth trajectory changed in 1984 when an experienced banker and entrepreneur partnered to acquire Farmers State Bank with a focus on growing the Bank. In 1988, Farmers State Bank purchased the assets of First National Bank of Lexington, Tennessee and changed the name to FirstBank, forming the foundation of our current franchise. In 1990, James W. Ayers became FirstBank's sole shareholder and remained the sole shareholder until our initial public offering in September 2016. The Bank grew from a community bank with only $14 million in assets in 1984 to total assets of $16.30 billion at December 31, 2025.
From 1984 to 2001, we operated as a community bank growing organically and through small acquisitions in community markets in West Tennessee. In 2001, our strategy evolved from serving purely community markets to include a modest presence in metropolitan markets, expanding our reach and enhancing our growth. We entered Nashville and Memphis in 2001 by opening a branch in each of those markets. In 2004 and 2008, we opened our first branches in Knoxville and Chattanooga, respectively. Although we experienced some growth in each metropolitan market, those markets did not become a significant strategic focus until we implemented our current strategy in the Nashville metropolitan statistical area in 2012. The successful implementation of this strategy, along with strategic acquisitions, resulted in growing Nashville into our largest market with 36.1% of our total deposits as of June 30, 2025. Additionally, we expanded into the Huntsville, Alabama MSA in 2014 by opening a branch in Huntsville and loan production office in Florence, Alabama, which was converted to a full-service branch in 2019. During 2020, we expanded into the Bowling Green, Kentucky MSA with our acquisition of FNB Financial Corp. in addition to increasing our Nashville MSA market share through our acquisition of Franklin Financial Network, Inc. During 2021, we expanded our banking division into Central Alabama with hiring of additional experienced senior bankers in Birmingham. During 2024, we continued to augment our growth into Central Alabama by announcing expansion into the Tuscaloosa market, as well as entering into the Asheville, North Carolina market where we operate under the name FB Financial, a division of FirstBank in Nashville, Tennessee. During 2025, we strengthened our presence in existing markets through our merger with Southern States, such as Birmingham and Huntsville, Alabama, while expanding our footprint further into Alabama and Georgia. As a result of this evolution and focus on continuous organic growth, we operate a balanced business model that serves a diverse customer base in both metropolitan and community markets.
Mergers and acquisitions
On September 18, 2015, the Bank completed its acquisition of Northwest Georgia Bank, a bank headquartered in Ringgold, Georgia, pursuant to the Agreement and Plan of Merger dated April 27, 2015 by and between the Bank and NWGB. The Company acquired NWGB in a $1.5 million cash purchase. NWGB was merged with and into the Bank, with the Bank as the surviving entity. As of September 18, 2015, the estimated fair value of loans acquired and deposits assumed as a result of the merger were $78.6 million and $246.2 million, respectively.
On July 31, 2017, the Bank completed its merger with Clayton Bank and Trust and American City Bank (together the “Clayton Banks”), pursuant to the Stock Purchase Agreement with Clayton HC, Inc., a Tennessee corporation, and James L. Clayton, the majority shareholder of Seller, dated February 8, 2017, as amended on May 26, 2017, with a purchase price of approximately $236.5 million. The Company issued 1,521,200 shares of common stock and paid cash of $184.2 million to purchase all of the outstanding shares of the Clayton Banks. At closing, the Clayton Banks merged with and into FirstBank, with FirstBank continuing as the surviving banking entity. As of July 31, 2017, the estimated fair value of loans acquired and deposits assumed as a result of the merger were $1,059.7 million and $979.5 million, respectively.
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
On August 15, 2020, the Company completed its largest merger to date with Franklin Financial Network, Inc. and its wholly-owned subsidiaries, with FB Financial Corporation continuing as the surviving entity. Under the terms of the agreement, the Company acquired total assets of $3.63 billion, loans of $2.79 billion and assumed total deposits of $3.12 billion in a transaction valued at $477.8 million, which included the issuance of 15,058,181 shares of the Company's common stock. The transaction added a new subsidiary to the Company, FirstBank Risk Management, which provided risk management services to the Company in the form of enhanced insurance coverages. This entity was dissolved in the year ended December 31, 2023. It also added a new subsidiary to the Bank, FirstBank Investments of Tennessee, Inc., which provides investment services to the Bank. FBIT has a wholly-owned subsidiary, FirstBank Investments of Nevada, Inc. to provide investment services to FBIT. FBIN has a controlling interest in a subsidiary, FirstBank Preferred Capital, Inc., which serves as a real estate investment trust, which allows the Bank to sell real estate loans to the REIT to optimize our tax structure.
On July 1, 2025, the Company completed its merger with Southern States Bancshares, Inc. and its wholly owned subsidiary, Southern States Bank, with FB Financial Corporation continuing as the surviving entity. The merger broadened the Company’s presence across Alabama and Georgia and increased its scale in the Birmingham and Huntsville markets. Through the transaction, the Company acquired $2.83 billion in assets, $2.27 billion in loans and $2.47 billion in deposits. Total consideration of $368.4 million consisted of the issuance of 8,124,241 shares of the Company’s common stock and $327 thousand in cash to settle outstanding stock options and fractional share amounts. Preliminary purchase accounting resulted in the recognition of $107.8 million of goodwill, reflecting the estimated fair value of net assets acquired.
See Note 2, “Mergers and acquisitions” in the notes to the consolidated financial statements for further details regarding the terms and conditions of these acquisitions.

Our markets
Our market footprint is the southeastern United States, centered around Tennessee, and includes portions of Alabama, Kentucky, Georgia and North Carolina.

Top Metropolitan Markets(2)						Top Community Markets(2)
Market	Market Rank	Branches (#)	Deposits ($mm)	Deposit Market Share	Percent of Total Deposits	Market	Market Rank	Branches (#)	Deposits ($mm)	Deposit Market Share	Percent of Total Deposits
Nashville	6	23	5,001	5.1%	36.1%	Lexington	1	5	413	50.4%	3.0%
Chattanooga	5	7	1,055	6.9%	7.6%	Anniston	2	1	392	16.4%	2.8%
Atlanta	23	4	923	0.4%	6.7%	Auburn	5	2	378	8.4%	2.7%
Knoxville	9	5	793	3.0%	5.7%	Columbus	4	2	358	3.6%	2.6%
Birmingham	16	3	572	1.1%	4.1%	Dalton	5	2	276	9.1%	2.0%
Jackson	3	6	542	12.3%	3.9%	Morristown	5	2	247	10.7%	1.8%
Memphis	28	2	300	0.7%	2.2%	Crossville	4	1	210	11.8%	1.5%
Bowling Green	8	5	265	5.6%	1.9%	Tullahoma	3	3	204	13.1%	1.5%
Huntsville	16	2	180	1.5%	1.3%	Decatur	1	1	187	41.3%	1.3%

(1)Source: SNL Financial. Market data is as of June 30, 2025 and is presented on a pro forma basis for announced acquisitions since June 30, 2025.
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
Community markets.    Our community markets tend to be more stable throughout various economic cycles, with primarily retail and small business customer opportunities and more limited competition. We believe this leads to an attractive profitability profile and more granular loan and deposit portfolios. Our community markets are standalone markets and not suburbs of larger markets. We primarily compete in these markets with community banks that generally have less than $1 billion in total assets. Our strategy is to compete against these smaller community banks by providing a broader and more sophisticated set of products and capabilities while still maintaining our local service model. We believe these markets are being deemphasized by national and regional banks which provide us with opportunities to hire talented bankers and maintain or grow market share in these community markets.
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
The following tables show our deposit market share ranking among banks in Tennessee as of June 30, 2025 (the most recent date that such information is publicly available). Of the 10 largest banks in the state based on total deposits, 6 are national or regional banks, which we believe provides us with significant opportunities to gain market share from these banks.
Top 10 banks in Tennessee:

Rank	Company name	Headquarters	Branches (#)	Total deposits ($bn)	Deposit market share (%)
1	First Horizon Corporation (TN)	Memphis, TN	136	31.0	13.3
2	Pinnacle Financial Partners (TN)	Nashville, TN	62	30.6	13.1
3	Regions Financial Corporation (AL)	Birmingham, AL	194	22.9	9.8
4	Bank of America Corporation (NC)	Charlotte, NC	53	16.8	7.2
5	Truist Financial Corporation (NC)	Charlotte, NC	98	16.0	6.9
6	FB Financial Corporation (TN)	Nashville, TN	70	9.7	4.2
7	U.S. Bancorp (MN)	Minneapolis, MN	57	5.8	2.5
8	Wilson Bank Holding Company (TN)	Lebanon, TN	32	5.1	2.2
9	Fifth Third Bancorp (OH)	Cincinnati, OH	45	4.0	1.7
10	Simmons First National Corporation (AR)	Pine Bluff, AR	46	4.0	1.7
Source: S&P Global Market Intelligence and Company reports as of June 30, 2025 adjusted for pending and completed acquisitions as of June 30, 2025.
Our business strategy
Our overall business strategy is comprised of the following core priorities.
Enhance market penetration in our markets.    In recent years, we have successfully grown our franchise across our footprint by executing our community bank growth strategy. The strategy is centered on the following: recruiting the best bankers and empowering them with local authority; developing branch presence; building brand awareness and growing our business and consumer banking presence; and expanding our product offering and capabilities. These strategies coupled with our personalized, relationship-based client service have contributed significantly to our success. Additionally, we believe that our scale, resources and range of products provide us with a competitive advantage over the smaller community banks in our markets we operate. As a result of these competitive advantages and growth strategies, the Nashville MSA has become our largest market with approximately 36.1% of our deposits and 5.1% market share, based on pro forma deposits as of June 30, 2025. We intend to continue to efficiently increase our market penetration through organic growth and strategic acquisitions.
Based on market and competitive similarities, we believe our growth strategies are transferable to our other metropolitan markets and we have implemented these strategies in additional markets across our footprint. In Knoxville and Chattanooga, we have achieved top 10 deposit market shares through our acquisitions of Northwest Georgia Bank, the Clayton Banks, and the branches from Atlantic Capital Bank and continued organic growth in those markets. In the Memphis, Huntsville and Birmingham MSAs, our banking model has attracted strong leadership teams and we have experienced growth in both deposits and loans. In addition, the Southern States merger extended our franchise into the

Atlanta metropolitan area and enhanced our overall market position in Alabama and Georgia. We are also continuing to build out our presence in Asheville, North Carolina where an experienced leadership team is supporting ongoing loan and deposit growth as we further develop the market.
Pursue opportunistic and strategic acquisitions.   We have completed 14 acquisitions in the past 30 years. We pursue acquisitions that enhance market penetration, possess strong core deposits, are accretive to earnings per share while minimizing tangible book value dilution, and meet our internal return targets. We believe that numerous small to mid-sized banks or branch networks will be available for acquisition throughout our footprint as well as in attractive contiguous markets in the coming years due to industry trends, such as compliance and operational challenges, regulatory pressure, management succession issues and shareholder liquidity needs. In Tennessee alone, there are approximately 99 commercial banks with total assets of less than $5 billion, and in the selected neighboring states of Alabama, Georgia, Kentucky, North Carolina, South Carolina and Virginia, there are over 423 commercial banks with under $5 billion in assets. We believe that we are positioned as a natural consolidator because of our financial strength, reputation and operating model.
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

Lending limits
The Bank is limited in the amount it can loan in the aggregate to a single borrower or related borrowers by the amount of our regulatory capital. Tennessee’s legal lending limit is a safety and soundness measure intended to prevent one person or a relatively small and economically related group of persons from borrowing an unduly large amount of bank funds. It is also intended to safeguard a bank’s depositors by diversifying the risk of potential loan losses among a relatively large number of creditworthy borrowers engaged in various types of businesses. Generally, under Tennessee law, loans and extensions of credit to a borrower may not exceed 15% of our bank’s Tier 1 capital, plus an additional 10% of the bank’s Tier 1 capital, with approval of the bank’s board. Further, the Bank may elect to conform to similar standards applicable to national banks under federal law, in lieu of Tennessee law. Because the federal law and Tennessee state law standards are determined as a percentage of the Bank’s capital, these state and federal limits both increase or decrease as the Bank’s capital increases or decreases. Based upon the capitalization of the Bank at December 31, 2025, the Bank’s legal lending limits were approximately $248.0 million (15% of Tier 1 capital) and $413.3 million (25% of Tier 1 capital). The Bank may seek to sell participations in our larger loans to other financial institutions, which will allow us to manage the risk involved in these loans and to meet the lending needs of our clients requiring extensions of credit in excess of these limits.
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

Liquidity and interest rate risk management
Our liquidity planning framework is focused on robust forecasting and risk management to ensure predictable funding needs and availability. We strive to maintain the lowest cost of funding available while maintaining stable sources of liquidity. To achieve these objectives, we utilize a simple funding and capital structure consisting primarily of deposits and common equity. We remain continually focused on growing our noninterest-bearing and other low-cost core deposits while replacing higher cost funding sources, including wholesale time deposits and other borrowed debt, to fund our balance sheet growth. The following chart shows our overall funding structure as of December 31, 2025:
Funding structure as of December 31, 2025

Customer repurchase agreements and federal funds purchased 0.6%
Sub debt 0.5%
Equity capital (no AOCI included) 12.3%
Brokered & internet CD 3.9%
Customer deposits 82.7%

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

Competition
We conduct our core banking operations primarily in Tennessee, Alabama, Georgia, Kentucky, and North Carolina, and compete in the commercial banking industry primarily through our wholly-owned banking subsidiary, FirstBank. The banking industry is highly competitive, and we experience competition in our market areas from many other financial institutions. We compete with commercial banks, credit unions, savings institutions, mortgage banking firms, online mortgage lenders, online deposit banks, digital banking platforms, consumer finance companies, securities brokerage firms, insurance companies, money market funds and other mutual funds, as well as super-regional, national and international financial institutions that operate offices in our market areas and elsewhere. In addition, a number of out-of-state financial intermediaries have opened production offices, or otherwise solicit loans and deposits, in our market areas. Increased competition in our markets may result in the Bank experiencing reduced loans and deposits, as well as reduced net interest margin and profitability. Furthermore, our markets have grown increasingly competitive in recent years with a number of banks entering our markets, with a primary focus on the metropolitan markets. We believe this trend will continue as banks look to gain a foothold in these growing markets. This trend will result in greater competition primarily in our metropolitan markets. However, we firmly believe that our market position and client-focused operating model enhance our ability to attract and retain clients.
See “Our markets” in this section above for a further discussion of the markets we compete in and the competitive landscape in these markets.
Human capital
We believe that building a better future starts with investing in our associates, who are the driving force behind our success. Our associates deliver trusted solutions to our customers, invest in our communities and help us achieve superior long-term returns for our shareholders.
As of December 31, 2025, the Company employed 1,594 full-time equivalent associates with an average tenure of 6 years and 9 months. Our associates help us achieve our mission, and we continually invest in their development and well-being.
Our vision
Our vision drives everything we do and informs how we support and empower our associates. It focuses on providing a great place to work, offering opportunities for growth and prioritizing the well-being of our people. Our vision is to:
•Deliver trusted solutions to our customers;
•Provide a great place to work for our associates;
•Invest in our communities; and
•Provide superior long-term returns for our shareholders
We also take pride in living by our core values, which guide our actions and decisions every day. These values reflect our commitment to our associates and our shared success:
•One Team, One Bank
•Do the Right Thing
•Commitment to Excellence
•Exist for the Customer
•Treat People with Respect
•Enjoy Life
Culture and associate engagement
In 2025, we were named one of Middle Tennessee’s Top Workplaces by The Tennessean for the eleventh consecutive year, a reflection of our commitment to fostering a positive culture.
Additionally, our second annual all-associate engagement survey achieved a 90% participation rate, demonstrating continued trust in the process and strong engagement across the organization. Insights from the survey are used to guide initiatives and support our broader listening strategy.
As part of our commitment to giving back, we offer full-time associates 16 hours of paid time off to volunteer in activities that benefit local organizations. In 2025, our associates invested more than 6,300 hours in the communities where we operate.

Talent
Our vision of providing a great place to work is reflected in our efforts to recruit, develop, and retain top talent. In 2025, we continued our Management-to-Leadership Development Series, which helps new and emerging leaders transition into leadership roles. Since its inception, 155 associates have successfully graduated from the program, gaining valuable skills and experience. This initiative allows associates to explore career paths, develop leadership abilities, and grow in ways that align with both their personal goals and the Company’s broader objectives.
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
We are committed to fostering an environment where all individuals are respected, valued and supported. We embrace people of all backgrounds and experiences that support the unique perspectives and contributions of everyone. We recognize that our strength lies in the richness of these differences, and we actively seek to foster a culture that provides opportunities for associates to thrive.
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
In an environment of rising medical premiums, the Company took proactive steps to mitigate premium increases where possible and contributed on average 74% of the total medical premium cost. We also continue to offer vision insurance at no cost for all associates.
In addition to our healthcare initiatives, we supported associate wellbeing through programs and benefits focused on mental and physical health. During Mental Health Awareness month, we offered our Stronger Together series, which included webinars and resources on understanding anxiety, managing stress, building healthier habits, improving vitality, increasing daily movement, and promoting nutrition, physical activity and sun safety awareness.
In 2025, we strengthened our support for associates and their families by enhancing a few key benefits programs. These updates reflect what we heard through our ongoing listening efforts and our commitment to meeting the evolving needs of our workforce:
•Introduced paid parental leave to provide additional time and financial support for associates welcoming a new child;
•Expanded bereavement leave to offer greater flexibility during times of loss; and
•Increased 401(k) match to further support long-term financial well-being.
Information technology systems
During the year ended December 31, 2025, we continued to invest in technology and infrastructure to enhance scalability, security and operational efficiency. Key initiatives included upgrades to our network infrastructure and the completion of enterprise-wide Windows 11 workstation upgrades, improving system performance, reliability and user productivity.
We also completed major enhancements to key enterprise systems, including our loan origination and BSA/AML platforms. These enhancements strengthened regulatory compliance, improved workflow efficiency and enhanced monitoring and reporting capabilities, supporting more effective risk management and customer service.
Data management and data utilization initiatives continued to progress during 2025, further improving the quality, accessibility and consistency of enterprise data. These efforts positioned the Company to support more advanced analytics use cases and enhanced decision-making, while reinforcing data governance and internal reporting capabilities.
Collectively, these initiatives have positioned the Company to support continued growth and scaling of operations. By strengthening our technology foundation and maximizing the value of prior investments, we remain focused on enabling operational efficiency and supporting our long-term strategic objectives while maintaining our community banking focus.

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
The Bank is a Tennessee state-chartered bank that is a member of the Federal Reserve System, and is subject to ongoing regulation, supervision, and examination by the Federal Reserve and the Bank's state banking regulator, the Tennessee Department of Financial Institutions. The TDFI and Federal Reserve supervise and regulate all areas of the Bank’s operations including, without limitation, the making of loans, the issuance of securities, the conduct of the Bank’s corporate affairs, the satisfaction of capital adequacy requirements, the payment of dividends, and the establishment or closing of banking offices. The Federal Reserve is the Bank’s primary federal regulatory agency, which regularly examines the Bank’s operations and financial condition and compliance with federal consumer protection laws. In addition, the Bank’s deposit accounts are insured by the FDIC to the maximum extent permitted by law, and the FDIC has certain enforcement powers over the Bank with respect to insured depository institutions. Various Federal and State consumer laws and regulations apply to the Bank, including state consumer laws and regulations that also affect the operations of the Bank, including state usury laws, consumer credit and equal credit opportunity laws, and fair credit reporting. The Bank and certain of its subsidiaries are also prohibited from engaging in certain tying arrangements in connection with extensions of credit, leases or sales of property, or furnishing products or services.
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
•a total risk-based capital ratio of 8%; and
•a leverage ratio of 4%.
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
The U.S. Basel III Capital Rules also make important changes to the “prompt corrective action” framework. Federal law and regulations establish a capital-based regulatory scheme designed to promote early intervention for troubled banks and require the FDIC to choose the least expensive resolution of bank failures. The capital-based regulatory framework contains five categories of regulatory capital requirements, including “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” A well-capitalized insured depository institution is one (i) having a total risk-based capital ratio of 10% or greater, (ii) having a Tier 1 capital ratio of 8% or greater, (iii) having a CET1 capital ratio of 6.5% or greater, (iv) having a leverage capital ratio of 5% or greater and (v) that is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure. An institution that fails to remain well-capitalized becomes subject to a series of restrictions that increase in severity as its capital condition weakens. Such restrictions may include a prohibition on capital distributions, restrictions on asset growth or restrictions on the ability to receive regulatory approval of applications.

As of December 31, 2025, the Bank had sufficient capital to qualify as “well capitalized” under the requirements contained in the applicable regulations, policies and directives pertaining to capital adequacy, and it is unaware of any material violation or alleged material violation of these regulations, policies or directives. Rapid growth, poor loan portfolio performance, or poor earnings performance, or a combination of these factors, could change the Bank’s capital position in a relatively short period of time, making additional capital infusions necessary.
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
Should an insured depository institution controlled by a bank holding company be “significantly undercapitalized” under the applicable federal bank capital ratios, or if the bank subsidiary is “undercapitalized” and has failed to submit an acceptable capital restoration plan or has materially failed to implement such a plan, federal banking regulators may choose to require prior Federal Reserve approval for any capital distribution by the bank holding company.
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
Additionally, Tennessee law places restrictions on the declaration of dividends by state-chartered banks to their shareholders, including, but not limited to, that the board of directors of a Tennessee-chartered bank may only make a dividend from the surplus profits arising from the business of the bank, and may not declare dividends in any calendar year that exceeds the total of its retained net income of that year combined with its retained net income of the preceding two (2) years without the prior approval of the TDFI commissioner. Furthermore, the Federal Reserve and the TDFI also have authority to prohibit the payment of dividends by a Tennessee bank when it determines such payment to be an unsafe and unsound banking practice.
Transactions with affiliates and insiders
The Bank is subject to regulations of the Federal Reserve Act, or FRA, and the Federal Reserve’s Regulation W, as made applicable to state member banks by the FDIA. An affiliate of a bank is any company or entity that controls, is controlled by or is under common control with the Bank, and, in our case, includes, among others, the Company. Accordingly, transactions between the Bank and the Company or other affiliates, will be subject to a number of restrictions, including restrictions relating to extensions of credit, contracts, leases and purchases or sale of assets. Such restrictions and limitations prevent the Company or other affiliates from borrowing from the Bank unless the loans are secured by specified collateral of designated amounts. Furthermore, such secured loans by the Bank to the Company or other affiliates are limited, individually, to 10% of the Bank’s capital and surplus, and such secured loans are limited in the aggregate to 20% of the Bank’s capital and surplus.
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
In furtherance of statutory reserve‑ratio objectives, the FDIC increased base deposit insurance assessment rates beginning in 2023, and those higher rate schedules remain in effect until the FDIC determines that applicable reserve‑ratio targets have been achieved. The FDIC has established a long‑term reserve‑ratio goal of 2.0% for the DIF and is required to maintain the DIF at or above the statutory minimum reserve ratio of 1.35% pursuant to an adopted restoration plan.
Following the failures of certain large banks in March 2023 and the FDIC’s use of the systemic risk exception to protect uninsured depositors, the FDIC adopted a special assessment to recover losses to the DIF attributable to those actions. The special assessment is generally based on estimated uninsured deposits as of December 31, 2022, subject to certain exclusions, and has been collected over multiple quarterly periods. In late 2025, the FDIC modified the final phase of the special assessment to reduce the quarterly rate and to provide for potential offsets or additional adjustments depending on the ultimate resolution of receivership‑related recoveries and litigation. The FDIC retains authority to adjust, extend, terminate, or impose a final shortfall assessment if necessary to fully recover covered losses. Special assessments are generally tax deductible. The total impact of current or future special assessments on the Bank’s deposit insurance expense cannot be predicted with certainty.

Under Tennessee law, the TDFI has authority to determine the type, amount, and other characteristics of deposit insurance required to be maintained by state‑chartered banks, including consideration of safety‑and‑soundness factors and public confidence in the banking system. While Tennessee currently requires state‑chartered banks to maintain FDIC insurance, future regulatory actions or changes in state or federal law could affect deposit insurance requirements or related compliance obligations.
Any increase in deposit insurance assessments, changes in assessment methodologies, additional special assessments, or modifications to federal or state deposit insurance requirements could increase the Bank’s noninterest expense and adversely affect its results of operations, capital levels, or financial condition.
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
In October 2023, the federal banking regulators issued a joint final rule to substantially revise how an insured depository institution's CRA performance is evaluated. On July 18, 2025 the federal banking regulators issued a joint proposal to rescind the 2023 rule and reimplement the prior CRA regulations adopted in 1995, the rule has not been finalized at this time.
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
Interchange fees
The Dodd-Frank Act also included provisions (known as the “Durbin Amendment”), which restrict interchange fees to those which are “reasonable and proportionate” for certain debit card issuers and limits the ability of networks and issuers to restrict debit card transaction routing. In the final rules, interchange fees for debit card transactions were capped at $0.21 plus five basis points (plus $0.01 for fraud loss) in order to be eligible for a safe harbor such that the fee is conclusively determined to be reasonable and proportionate. These restrictions are implemented by the Federal Reserve through Regulation II and generally apply to debit card issuers with consolidated assets of $10 billion or more, while smaller issuers are exempt from the interchange fee cap.
The Durbin Amendment also requires that debit card transactions be enabled for routing over at least two unaffiliated payment card networks, including for certain card‑not‑present transactions, which may limit network exclusivity arrangements and affect transaction processing costs and revenue. Ongoing regulatory proposals, supervisory guidance, or litigation related to Regulation II could further modify interchange fee standards or routing requirements, which could adversely affect noninterest income derived from debit card transactions.
Regulatory enforcement authority
Federal and state banking laws grant substantial enforcement powers to federal and state regulators. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue consent or removal orders and to initiate injunctive actions against banking organizations and “institution-affiliated parties,” such as management, employees and agents. In general, these enforcement actions may be initiated for violations of laws, regulations and orders of regulatory authorities, or unsafe or unsound practices. Other actions or inactions, including filing false, misleading or untimely reports with regulatory authorities, may provide the basis for enforcement action. When issued by a banking regulator, consent and similar orders may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnifications or guarantees against loss. A bank may also be ordered to restrict its growth, dispose of certain assets, rescind agreements or contracts, or take other actions determined to be appropriate by the ordering regulatory agency. Regulatory enforcement actions, even if resolved without material penalties, may result in increased compliance costs, operational restrictions, reputational harm, or limitations on strategic initiatives, any of which could adversely affect our business, financial condition, or results of operations.

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
The regulatory environment for the financial services industry continues to evolve. The current presidential administration and members of Congress have expressed interest in reviewing aspects of existing financial services regulation, including elements of the Dodd‑Frank Act and other federal banking laws, as well as the structure and activities of certain regulatory agencies, including the CFPB. In addition, changes in leadership at federal banking agencies may influence regulatory focus, supervisory practices, and enforcement approaches. These developments are part of the ongoing regulatory framework within which the Company operates.
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
As of December 31, 2025, approximately 77% of our loan portfolio was comprised of loans with real estate as a primary or secondary component of collateral. This includes collateral consisting of income producing and residential construction properties, which properties tend to be more sensitive to general economic conditions and downturns in real estate markets. As a result, adverse developments affecting real estate values in our market areas could increase the credit risk associated with our real estate loan portfolio. Adverse changes affecting real estate values and the liquidity of real estate in one or more of our markets could increase the credit risk associated with our loan portfolio and could result in losses that would adversely affect credit quality and our financial condition or results of operations. These adverse changes could significantly impair the value of property pledged as collateral to secure the loans and affect our ability to sell the collateral upon foreclosure without a loss or additional losses. If real estate values decline, it is also more likely that we would be required to increase our allowance for credit losses. Thus, declines in the value of real estate collateral could adversely affect our financial condition, results of operations or cash flows.
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
Our exposure to commercial real estate (both owner-occupied and non-owner occupied), commercial and industrial, and construction loans expose us to greater credit risk than loans secured by other types of collateral because the collateral securing these loans is typically more difficult to liquidate. Additionally, these types of loans also often involve larger loan balances to a single borrower or groups of related borrowers. These higher credit risks are further heightened when the loans are concentrated in a small number of larger borrowers leading to relationship exposure. As of December 31, 2025, the following loan types accounted for the stated percentages of our loan portfolio: commercial real estate (both owner-occupied and non-owner occupied) - 40%; commercial and industrial - 18%; and construction - 10%.

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

We conduct our banking operations primarily in Tennessee. As of December 31, 2025, approximately 55% of our loans and approximately 62% of our deposits were made to borrowers or received from depositors who live and/or primarily conduct business in Tennessee. Therefore, our success will depend in large part upon the general economic conditions in this area. This geographic concentration imposes risks from lack of geographic diversification, as adverse economic developments in Tennessee (including the Nashville MSA, our largest market), among other things, could affect the volume of loan originations, increase the level of nonperforming assets, increase the rate of foreclosure losses on loans, reduce the value of our loans and loan servicing portfolio, reduce the value of the collateral securing our loans and reduce the amount of our deposits.
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
Although we have implemented strategies which are designed to reduce the potential effects of changes in interest rates on our net interest income, these strategies may not always be successful. Accordingly, changes in levels of market interest rates could materially and adversely affect our net interest income and our net interest margin, asset quality, loan and lease origination volume, liquidity or overall profitability. Additionally, changes in interest rates can adversely affect the origination of mortgage loans held for sale and resulting mortgage banking revenues.
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
The current administration has imposed, and continues to consider, tariffs and other trade restrictions on imports from certain U.S. trading partners, including Canada, Mexico, and China. These actions have led, and may continue to lead, to negotiations, delays, modifications, or suspensions of certain tariffs, as well as the threat or implementation of retaliatory measures by affected countries. The scope, timing, and ultimate impact of these trade actions remain uncertain and subject to change based on ongoing political, economic, and diplomatic developments.

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
The current administration has begun to implement significant changes to the size and scope of the federal government to achieve stated goals including reducing the federal budget deficit and national debt, improving the efficiency of government operations, and promoting innovation and economic growth. To date, these efforts have been carried out through a mix of executive actions aimed at eliminating or modifying federal agency and federal program funding, reducing the size of the federal workforce, reducing or altering the scope of activities conducted by, and possibly eliminating, various federal agencies and bureaus, and encouraging the use of artificial intelligence and other advanced technologies within the public and private sectors. If implemented, these changes may have varied effects on the economy that are difficult to predict. For instance, the delivery of government services and the distribution of federal program funds and benefits may be disrupted or, in some cases, eliminated as a result of funding cuts or recasting of federal agency mandates. Further, a substantial reduction of the federal workforce could adversely affect regional and local economies, both directly and indirectly, in geographies with significant concentrations of federal employees and contractors. It is possible that the velocity of such comprehensive changes to the federal government may be materially adverse to the regional and local economies where we conduct business and to our customers, which, in turn, could be materially adverse to our business, financial condition and results of operations.
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
Our liquidity position may be adversely affected by changes in depositor behavior, including increased sensitivity to interest rates, the concentration of larger or uninsured deposits, and the ability of customers to initiate and complete funds transfers rapidly using digital banking platforms and other electronic channels. Our deposit base includes customers whose balances may be more sensitive to market conditions or broader perceptions of banking‑sector stability and whose funds may be withdrawn with little or no advance notice. Negative publicity or stress affecting the banking industry generally, regardless of our financial condition, could result in deposit outflows, increased funding costs, or reduced access to traditional or wholesale funding sources. Although we maintain contingency funding plans and liquidity buffers designed to address potential stress scenarios, these plans are based on assumptions that may not prove accurate in all circumstances, and our liquidity resources may be insufficient in the event of rapid or sustained deposit withdrawals or prolonged market disruption.

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
In 2025, we sold nearly all of the $1.38 billion of mortgage loans held for sale that we closed. When mortgage loans are sold, whether as whole loans or pursuant to a securitization, we are required to make customary representations and warranties to purchasers, guarantors and insurers about the mortgage loans and the manner in which they were originated. We may be required to repurchase or substitute mortgage loans, or indemnify buyers against losses, in the event we breach certain representations or warranties in connection with the sale of such loans. If repurchase and indemnity demands increase, such demands are valid claims and are in excess of our provision for potential losses, our liquidity, results of operations or financial condition may be materially and adversely affected.
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
Our mortgage operation originates, sells and services residential mortgage loans. Changes in interest rates, housing prices, applicable government regulations and pricing decisions by our loan competitors may adversely affect demand for our residential mortgage loan products, the revenue realized on the sale of loans, the revenues received from servicing such loans for others and, ultimately, reduce our net income. New regulations, increased regulatory reviews, and/or changes in the structure of the secondary mortgage markets which we utilize to sell mortgage loans may increase costs and make it more difficult to operate a residential mortgage origination business. Our revenue from the mortgage banking business was $52.4 million in 2025. This revenue could significantly decline in future periods if interest rates were to rise and the other risks highlighted in this paragraph were realized, which may adversely affect our profitability.
We may incur costs, liabilities, fines and other sanctions if we fail to satisfy our mortgage loan servicing obligations.
We act as servicer for approximately $9.59 billion of mortgage loans owned by third-parties as of December 31, 2025. As a servicer for those loans, we have certain contractual obligations to third-parties. If we commit a material breach of our obligations as servicer, we may be subject to termination if the breach is not cured within a specified period of time following notice, causing us to lose servicing income. For certain investors and/or transactions, we may be contractually obligated to repurchase a mortgage loan or reimburse the investor for credit losses incurred on the loan as a remedy for origination errors with respect to the loan. If we have increased repurchase obligations because of claims that we did not satisfy our obligations as a servicer, or if we have increased loss severity on such repurchases, we may have a significant reduction to net servicing income within our mortgage banking noninterest income. In addition, we may be subject to fines and other sanctions imposed by federal or state regulators as a result of actual or perceived deficiencies in our foreclosure practices. Any of these actions may harm our reputation or negatively affect our residential lending or servicing business and, as a result, our profitability.
LEGAL, REGULATORY AND COMPLIANCE RISK
We are subject to significant government regulation and supervision.
The Company and the Bank are subject to extensive federal and state regulation and supervision by the Federal Reserve, TDFI, the FDIC, and the CFPB, among others, the primary focus of which is to protect customers, depositors, the deposit insurance fund and the safety and soundness of the banking system as a whole, and not shareholders. The quantity and scope of applicable federal and state regulations may place banks at a competitive disadvantage compared to less regulated competitors such as financial technology companies, finance companies, credit unions, mortgage banking companies and leasing companies. These laws and regulations apply to almost every aspect of our business, and affect our lending practices and procedures, capital structure, investment activities, deposit gathering activities, our services and products, risk management practices, dividend policy and growth, including through acquisitions.
Legislation and regulation with respect to our industry has increased in recent years. In addition, the interpretation, application and supervisory implementation of existing laws and regulations continue to evolve, and regulatory priorities may shift over time. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, or the issuance of new supervisory guidance, could affect us in substantial and unpredictable ways, and could subject us to additional costs, restrict our growth, limit the services and products we may offer or limit the pricing of banking services and products. While federal banking regulators have indicated an increased focus on tailoring supervision and prioritizing matters presenting material financial or legal risk, there can be no assurance that such efforts will reduce regulatory burden or supervisory scrutiny applicable to us. In addition, establishing systems and processes to achieve compliance with laws and regulation increases our costs and could limit our ability to pursue business opportunities.

If we receive less than satisfactory results on regulatory examinations, we could be subject to damage to our reputation, significant fines and penalties, requirements to increase compliance and risk management activities and related costs and restriction on acquisitions, new locations, new lines of business, or continued growth. Regulatory examination standards, supervisory methodologies and enforcement priorities may change over time, including in ways that increase expectations for documentation, data governance, third‑party risk management, and internal controls. Future changes in federal and state banking could adversely affect our operating results and ability to continue to compete effectively. For example, the Dodd-Frank Act and related regulations, including the Home Mortgage Disclosure Act, subject us to additional restrictions, oversight and reporting obligations, which have significantly increased costs. Certain Dodd‑Frank Act rulemakings and related regulations have been subject to reconsideration, delay, rescission, or legal challenge, creating additional regulatory uncertainty and compliance risk over the last several years, state and federal regulators have focused on enhanced risk management practices, mortgage law and regulation, compliance with the Bank Secrecy Act and anti-money laundering laws, data integrity and security, use of service providers, and fair lending and other consumer protection issues, which has increased our need to build additional processes and infrastructure. Government agencies charged with adopting and interpreting laws, rules and regulations, may do so in an unforeseen manner, including in ways that potentially expand the reach of the laws, rules or regulations more than initially contemplated or currently anticipated. We cannot predict the substance or impact of pending or future legislation or regulation, or the application thereof. Compliance with such current and potential regulation and scrutiny could significantly increase our costs, impede the efficiency of our internal business processes, require us to increase our regulatory capital and limit our ability to pursue business opportunities in an efficient manner. Our success depends on our ability to maintain compliance with both existing and new laws and regulations..
Applicable laws and regulations restrict both the ability of the Bank to pay dividends to us and our ability to pay dividends to our shareholders.
The Company and the Bank are subject to various regulatory restrictions relating to the payment of dividends. In addition, the Federal Reserve has the authority to prohibit bank holding companies from engaging in unsafe or unsound practices in conducting their business. These federal and state laws, regulations and policies are described in greater detail in “Business: Supervision and regulation: Regulation of the Company and the Bank: Restrictions on dividends” and generally consider previous results and net income, capital needs, asset quality, existence of enforcement or remediation proceedings, and overall financial condition in determining whether a dividend payment is appropriate. State banking regulators, including the Tennessee Department of Financial Institutions, also have discretion to impose requirements or limitations affecting capital, liquidity, and dividend capacity. For the foreseeable future, the majority, if not all, of our revenue will be from any dividends paid to us by the Bank. Accordingly, our ability to pay dividends also depends on the ability of the Bank to pay dividends to us. Further, the present and future dividend policy of the Bank is subject to the discretion of the Board of Directors. We cannot guarantee that we or the Bank will be permitted by financial condition or applicable regulatory restrictions to pay dividends, that the Board of Directors will elect to pay dividends to us, or the timing or amount of any dividend actually paid. See “Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Dividends.” If we do not pay dividends, market perceptions of our common stock may be adversely affected, which could in turn create downward pressure on our stock price.
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
We may be involved from time to time in a variety of litigation, investigations or similar matters arising out of our business. From time to time, and particularly during periods of economic stress, customers may make claims or otherwise take legal action pertaining to performance of our responsibilities. These claims are often referred to as “lender liability” claims. In addition, changes in federal and state consumer protection, fair lending, and anti‑discrimination laws, including state laws governing access to financial services, may increase the risk of litigation, regulatory investigations, or enforcement actions. Whether customer claims and legal action related to the performance of our responsibilities are founded or unfounded, if such claims and legal actions are not resolved in a favorable manner, they may result in significant financial liability and/or adversely affect our market perception, products and services, as well as potentially affecting customer demand for those products and services. In many cases, we may seek reimbursement from our insurance carriers to cover such costs and expenses. These claims, as well as supervisory and enforcement actions by our regulators could involve large monetary claims, capital directives, regulatory agreements and directives and significant defense costs. The outcome of any such cases or actions is uncertain. Substantial legal liability or significant regulatory action against us could have material adverse financial effects or cause significant reputational harm to us, which in turn could seriously harm our business prospects. Our insurance may not cover all claims that may be asserted against us, and any claims asserted against us, regardless of merit or eventual outcome, may harm our reputation. Should the ultimate judgments or settlements in any litigation or investigation significantly exceed our insurance coverage, they could have a material adverse effect on our business, financial condition or results of operations.
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
The rise of artificial intelligence and generative AI presents risks to our operations, controls, and compliance.
We make limited use of artificial intelligence technologies, including generative AI, and do not rely on them for core or mission‑critical banking activities such as credit decisions, pricing, transaction approvals, or other essential functions. Our current use of AI is confined to controlled, non‑critical administrative or productivity‑support purposes, such as research assistance, drafting, and data summarization. In addition, AI functionality may be embedded in certain third‑party software and services we use.
Even limited use of AI technologies exposes us to operational, regulatory, cybersecurity, third‑party, and reputational risks. AI‑enabled tools may produce inaccurate, incomplete, biased, or misleading outputs that can be difficult to validate or explain. If AI‑generated information is relied upon without appropriate human oversight, it could result in operational errors, weakened internal controls, customer harm, or regulatory or compliance issues, including fair lending or consumer protection concerns.
AI technologies may also increase cybersecurity, data privacy, intellectual property, and confidentiality risks. AI tools can enable more sophisticated fraud, phishing, impersonation, or other cyber threats, and the processing of sensitive or proprietary information through AI‑enabled systems—particularly those operated by third parties—may increase the risk of unauthorized disclosures, data breaches, or privacy violations.
We are also exposed to risks arising from third‑party vendors that incorporate AI or automated technologies into their products or services, even where we do not directly control such functionality. Vendor failures, misuse, bias, or regulatory noncompliance could disrupt our operations, expose us to supervisory scrutiny, or require us to modify or discontinue certain services, potentially at significant cost.
The legal and regulatory framework governing AI and automated technologies is rapidly evolving. Federal and state banking regulators are increasingly applying existing principles relating to governance, model risk management, fairness, and explainability to AI‑enabled systems, and new laws, regulations, or supervisory expectations could require additional controls, documentation, oversight, or training, increase compliance costs, or limit permissible uses of AI. Regulators have also cautioned against overstating AI capabilities or benefits.
If we are unable to effectively manage these risks or adapt to evolving regulatory and supervisory expectations, our business, financial condition, results of operations, or reputation could be adversely affected.

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
In addition to better serving customers, the effective use of technology increases efficiency and enables financial institutions to reduce costs. Our future success will depend, in part, upon our ability to address the technological needs of our customers that will satisfy client demands for convenience in addition to providing secure electronic environments. The financial services industry is experiencing rapid and significant technological change, including developments in digital banking platforms, payment systems, data analytics, artificial intelligence, automation, and distributed‑ledger or blockchain‑based technologies. As we continue to grow and expand our market area, part of our growth strategy is to focus on expanding market share and product offerings through partnerships with financial technology companies that will supplement our existing offerings, such as blockchain-based products and/or financial solutions supported by artificial intelligence. These technological advances are intended to allow us to acquire new customers and generate additional core deposits at a lower cost. However, the development, implementation, integration, and oversight of new technologies and third‑party solutions involve significant costs, operational complexity, and risk, including heightened regulatory expectations related to third‑party risk management, data governance, cybersecurity, model risk management, and consumer protection.
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
Technological innovation has expanded the overall market for banking services while siphoning a portion of the revenues from those services away from banks and disrupting prior methods of delivering those services. Certain recent innovations, however, may tend to replace traditional banks as financial service providers rather than merely augment those services. Similarly, innovations based on blockchain technology eventually may be the foundation for enhancing transactional security and facilitating payments throughout the banking industry, but also may over time reduce the need for banks as secure deposit-keepers and intermediaries. Other innovations, including alternative payment systems, digital wallets, and non‑bank financial platforms, may further reduce the role of banks as intermediaries in certain financial transactions.
To thrive as our industry continues to change, we may need to embrace technological evolution and innovations and redefine the customs of a traditional bank, while also maintaining our commitment to our community banking approach. As a result, this type of transition creates implementation risk. This transition involves significant execution and implementation risk, including risks related to customer adoption, system reliability, regulatory compliance, cybersecurity, data privacy, and operational resilience.
In this process, it is and will continue to be critical that we understand and appreciate our clients’ experiences interacting with us and our systems, including those clients who desire traditionally-delivered services provided through our community-banking model, those who seek and embrace the latest innovations, and those who want services to be convenient, personalized, and understandable. Our inability to effectively manage these risks or adapt to ongoing technological change could have a material adverse effect on our business, financial condition, results of operations, and prospects.
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
The impact of widespread health emergencies, catastrophic events, natural disasters, or severe weather events adversely affect our business, financial condition, liquidity, and results of operations.
A significant portion of our business is in the Southeast and includes areas which are susceptible to weather-related events such as tornadoes, floods, droughts, and fires. Pandemics may impact global, national, and/or local economies, disrupt global supply chains, or create significant volatility and disruption in financial markets. A significant portion of our business is concentrated in geographic areas susceptible to these type of weather events. Such events can disrupt our operations and negatively affect our business and the economies in which we operate. These events may also have a negative impact on the financial condition of our clients, which may decrease revenues from those clients and increase the credit risk associated with loans and other credit exposures to those clients.
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
The Estate of James W. Ayers, the estate of the Company’s former Chairman, beneficially owns approximately 14% of our common stock. The shares held by the Estate are voted and controlled by the Estate’s co‑executors. As a result of this ownership position, the Estate may be able to influence the outcome of matters submitted to a vote of our shareholders, including the election of directors and the approval of significant corporate transactions, even if other shareholders believe such actions are not in their best interests.
The shareholder agreement entered into in connection with the Company’s initial public offering, which previously provided Mr. Ayers with certain director designation and committee rights, terminated in accordance with its terms upon Mr. Ayers’ death, and the Estate does not have any contractual rights to designate directors or committee members.
Notwithstanding the absence of such contractual rights, the concentration of ownership of our common stock may cause the interests of the Estate to differ from or conflict with the interests of our other shareholders. In addition, this concentration of ownership may adversely affect the trading price of our common stock to the extent investors perceive disadvantages in owning stock of a company with a significant shareholder.
We could be required to write down goodwill and other intangible assets.
At December 31, 2025, our goodwill and other identifiable intangible assets were $381.6 million. Under current accounting standards, if we determine goodwill or intangible assets are impaired because, for example, the acquired business does not meet projected revenue targets or credit losses are dramatically higher than anticipated, we are required to write down the carrying value of these assets. We conduct a review at least annually to determine whether goodwill is impaired. Our goodwill impairment evaluation indicated no impairment of goodwill for our reporting segments. We cannot provide assurance, however, that we will not be required to take an impairment charge in the future. Any impairment charge would have an adverse effect on our shareholders' equity and financial results and could cause a decline in our stock price.

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

ITEM 2 - Properties
Our principal executive offices and FirstBank’s main office are located at 1221 Broadway, Suite 1300 Nashville, Tennessee. We provide a comprehensive suite of commercial and consumer banking services to clients in select markets in Tennessee, Alabama, Kentucky, North Carolina and Georgia. As of December 31, 2025, our footprint included 90 full-service branches and 7 limited service branch locations serving markets across Tennessee, including Nashville, Chattanooga, Knoxville, Memphis, and Jackson in addition to Bowling Green, Kentucky, Columbus and Newnan, Georgia and Birmingham, Anniston, Huntsville, and Auburn, Alabama. Additionally, our banking services extend to community markets throughout our footprint. We also provide retail mortgage banking services utilizing our bank branch network and 12 mortgage banking offices strategically located throughout the southeastern United States. See “Item 1. Business – Our Markets” for more detail. We own 71 of these locations and lease our other locations, which include nearly all of our mortgage offices and our principal executive office. We believe that our offices and banking locations are suitable and adequate for our current business operations.
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
The Company had approximately 2,824 stockholders of record as of February 10, 2026. A substantially greater number of holders of FBK common stock are “street name” or beneficial holders, whose shares of record are held by banks, brokers and other financial institutions.
Stock Performance Graph
The performance graph and table below compares the cumulative total stockholder return on the common stock of the Company with the cumulative total return on the equity securities included in the Standard & Poor’s 500 Index (S&P 500), which reflects overall stock market performance and the S&P 500 Bank Industry Group, which is a Global Industry Classification Standard Level 2 industry group consisting of 13 regional and national publicly traded banks. The graph assumes an initial $100 investment on December 31, 2020 through December 31, 2025. Data for the S&P 500 and S&P 500 Bank Industry Group assumes reinvestment of dividends. Returns are shown on a total return basis. The performance graph represents past performance and should not be considered to be an indication of future performance. The information in this paragraph and the following stock performance graph shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, other than as provided in Item 201 of Regulation S-K, or to the liabilities of Section 18 of the Exchange Act, except to the extent that we specifically request that such information be treated as soliciting material or specifically incorporate it by reference into a filing under the Securities Act or the Exchange Act.

Total Return Performance
230.00
220.00
210.00
200.00
190.00
180.00
170.00
160.00
150.00
140.00
130.00
120.00
110.00
100.00
12/31/20
12/31/21
12/31/22
12/31/23
12/30/24
12/30/25
FB Financial Corporation
S&P 500 Total Return Index
S&P 500 Bank Total Return Index

	Index
	FB Financial Corporation	S&P 500 Total Return Index	S&P 500 Bank Total Return Index
12/31/2020	100.00	100.00	100.00
12/31/2021	127.51	128.71	135.45
12/31/2022	106.47	105.40	109.43
12/31/2023	119.63	133.10	121.43
12/31/2024	157.19	166.40	167.82
12/31/2025	172.85	196.16	224.55
Source: S&P Global Market Intelligence
Dividends
We declared cash dividends on our common stock of $0.76 per share for the year ended December 31, 2025, compared to $0.68 per share for the year ended December 31, 2024. The timing and amount of future dividends are at the discretion of the Board of Directors and will depend upon a number of factors including general and economic conditions, industry standards, our financial condition and operating results, our available cash and current and anticipated cash needs, capital requirements, banking regulations, contractual, legal, tax and regulatory restrictions and implications on the payment of dividends by us to our shareholders or by the Bank to us, and such other factors as our Board of Directors may deem relevant. Our Board of Directors anticipates that we will continue to pay quarterly dividends in amounts determined based on the factors discussed above. However, there can be no assurance that we will continue to pay dividends on our common stock at the current levels or at all. For a more complete discussion on the restrictions on dividends, see “Business: Supervision and regulation: Regulation of the Company and the Bank: Restrictions on dividends” and Note 14 “Dividend restrictions” in the notes to the consolidated financial statements.
Stock Repurchase Program
The following table provides information about repurchases of common stock by the Company during the quarter ended December 31, 2025:

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs(1)
October 1 - October 31	—	$—	—	$150,000,000
November 1 - November 30	1,717,948	51.17	1,717,948	62,092,601
December 1 - December 31	—	—	—	62,092,601
Total	1,717,948	$51.17	1,717,948	$62,092,601
(1) Amounts are inclusive of excise tax related to the stock repurchases.
On March 21, 2024, the Company announced that its board of directors re-authorized the Company’s stock repurchase program pursuant to which the Company may purchase up to $100 million in shares of the Company’s issued and outstanding common stock. The Company purchased 1,513,627 shares pursuant to this plan during the year ended December 31, 2025. The purchase authorizations granted under the repurchase plan will terminate either on the date on which the maximum dollar amount is repurchased under the new repurchase plan or on January 31, 2026, whichever date occurs earlier. The repurchase plan will be conducted pursuant to a written plan and is intended to comply with Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended.
On September 15, 2025, the Company announced that its board of directors authorized a new repurchase program pursuant to which the Company may purchase up to $150 million in shares of the Company’s issued and outstanding common stock. The Company purchased 1,717,948 shares pursuant to this plan during the year ended December 31, 2025. The current repurchase plan will terminate either on the date on which the maximum dollar amount is repurchased under the new repurchase plan or on January 31, 2027, whichever date occurs earlier. The repurchase plan will be conducted pursuant to a written plan and is intended to comply with Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended.

Sale of Equity Securities
The Company did not sell any unregistered equity securities during 2025.
ITEM 6 — [RESERVED]
ITEM 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations
Overall Objective
The following is a discussion of our financial condition at December 31, 2025 and 2024, and our results of operations for the years ended December 31, 2025 and 2024, and should be read in conjunction with our audited consolidated financial statements included elsewhere herein. The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from our consolidated financial statements. This discussion and analysis contains forward-looking statements that are subject to certain risks and uncertainties and are based on certain assumptions that we believe are reasonable but may prove to be inaccurate. Certain risks, uncertainties and other factors, including those set forth in the “Cautionary note regarding forward-looking statements” and “Risk Factors” sections of this Annual Report, may cause actual results to differ materially from those projected results discussed in the forward-looking statements appearing in this discussion and analysis. We assume no obligation to update any of these forward-looking statements. Discussion and analysis of our financial condition and results of operations for the years ended December 31, 2024 and 2023 are included in the respective sections within “Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report filed on Form 10-K with the SEC for the year ended December 31, 2024.
Overview
We are a financial holding company headquartered in Nashville, Tennessee. We operate primarily through our wholly-owned subsidiary bank, FirstBank, and its subsidiaries. FirstBank provides a comprehensive suite of commercial and consumer banking services to clients in select markets in Tennessee, Alabama, Kentucky, Georgia and North Carolina. As of December 31, 2025, our footprint included 90 full-service branches serving markets across Tennessee, including Nashville, Chattanooga, Knoxville, Memphis, and Jackson in addition to Bowling Green, Kentucky, Columbus and Newnan, Georgia and Birmingham, Anniston, Huntsville, and Auburn, Alabama. Additionally, our banking services extend to community markets throughout our footprint. FirstBank also provides retail mortgage banking services utilizing its bank branch network and mortgage banking offices strategically located throughout the southeastern United States. As of December 31, 2025, we had total assets of $16.30 billion, loans held for investment of $12.38 billion, total deposits of $13.91 billion, and total shareholders’ equity of $1.95 billion.
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
Developments in 2025
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
Net interest income is the largest contributor to our net income and is the difference between the interest and fees earned on interest-earning assets (primarily loans, investment securities and interest-bearing deposits with other financial institutions) and the interest expense incurred in connection with interest-bearing liabilities (primarily deposits and borrowings). The level of net interest income is primarily a function of the average balance of interest-earning assets, the average balance of interest-bearing liabilities and the spread between the contractual yield on such assets and the contractual cost of such liabilities. These factors are influenced by both the pricing and mix of interest-earning assets and interest-bearing liabilities which, in turn, are impacted by external factors such as local economic conditions, competition for loans and deposits, the monetary policy of the Federal Reserve and market interest rates.
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
Interest rates decreased throughout the year ended December 31, 2025. Volatile interest rates could have significant adverse effects on the earnings, financial condition and results of operations of the Company.
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
During 2025, our percentage of total nonperforming loans to loans HFI increased to 0.97% as of December 31, 2025, from 0.87% as of December 31, 2024. Our classified loans decreased incrementally to 1.10% of loans HFI as of December 31, 2025, compared to 1.15% as of December 31, 2024. Our nonperforming assets as of December 31, 2025 were $158.1 million, or 0.97% of total assets compared to $121.9 million, or 0.93% of assets as of December 31, 2024.
Our provisions for credit losses resulted in an expense of $43.3 million for the year ended December 31, 2025 compared to $12.0 million for the year ended December 31, 2024. For the year ended December 31, 2025, our provision for credit losses was comprised of $33.2 million of provision for credit losses on loans HFI and $10.1 million related to credit losses on unfunded commitments. The current period expense is the result of a $28.4 million initial provision related to Southern States acquired loans HFI and unfunded commitments and regular changes in loan balances and forecasts inputs. See further discussion under the subheading “Provision for credit losses.”
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

	As of or for the years ended December 31,
(Dollars in thousands, except per share data)	2025	2024	2023
Selected Balance Sheet Data
Cash and cash equivalents	$1,155,895	$1,042,488	$810,932
Investment securities, at fair value	1,459,734	1,538,008	1,471,973
Loans held for sale	201,076	126,760	67,847
Loans HFI	12,383,626	9,602,384	9,408,783
Allowance for credit losses on loans HFI	(185,983)	(151,942)	(150,326)
Total assets	16,300,292	13,157,482	12,604,403
Interest-bearing deposits (non-brokered)	10,649,932	8,625,113	8,179,430
Brokered deposits	625,634	469,089	150,475
Noninterest-bearing deposits	2,634,395	2,116,232	2,218,382
Total deposits	13,909,961	11,210,434	10,548,287
Borrowings	212,764	176,789	390,964
Allowance for credit losses on unfunded commitments	16,196	6,107	8,770
Total common shareholders' equity	1,948,165	1,567,538	1,454,794
Selected Statement of Income Data
Total interest income	$833,926	$725,538	$678,410
Total interest expense	317,826	309,035	271,193
Net interest income	516,100	416,503	407,217
Provisions for credit losses	43,278	12,004	2,539
Total noninterest income	43,910	39,070	70,543
Total noninterest expense	378,214	296,899	324,929
Income before income taxes	138,518	146,670	150,292
Income tax expense	15,880	30,619	30,052
Net income applicable to noncontrolling interest	16	16	16
Net income applicable to FB Financial Corporation	$122,622	$116,035	$120,224
Net interest income (tax-equivalent basis)	$519,393	$419,091	$410,562
Per Common Share
Basic net income	$2.47	$2.48	$2.57
Diluted net income	2.45	2.48	2.57
Book value	37.64	33.59	31.05
Tangible book value(1)	30.27	28.27	25.69
Cash dividends declared	0.76	0.68	0.60
Selected Ratios
Return on average:
Assets	0.84%	0.91%	0.95%
Shareholders’ equity	6.90%	7.71%	8.74%
Tangible common equity(1)	8.40%	9.24%	10.7%
Efficiency ratio	67.5%	65.2%	68.0%
Adjusted efficiency ratio (tax-equivalent basis)(1)	56.4%	57.3%	62.9%
Loans HFI to deposit ratio	89.0%	85.7%	89.2%
Noninterest-bearing deposits to total deposits	18.9%	18.9%	21.0%
Net interest margin (tax-equivalent basis)	3.81%	3.51%	3.44%
Yield on interest-earning assets	6.14%	6.10%	5.72%
Cost of interest-bearing liabilities	3.13%	3.53%	3.16%
Cost of total deposits	2.49%	2.76%	2.39%

	As of or for the years ended December 31,
	2025	2024	2023
Credit Quality Ratios
Allowance for credit losses on loans HFI as a percentage of loans HFI	1.50%	1.58%	1.60%
Net charge-offs as a percentage of average loans HFI	(0.06)%	(0.14)%	(0.01)%
Nonperforming loans HFI as a percentage of loans HFI	0.97%	0.87%	0.65%
Nonperforming assets as a percentage of total assets(2)	0.97%	0.93%	0.69%
Capital Ratios (Company)
Total common shareholders’ equity to assets	12.0%	11.9%	11.5%
Tangible common equity to tangible assets(1)	9.84%	10.2%	9.74%
Tier 1 leverage	10.3%	11.3%	11.3%
Tier 1 capital	11.4%	13.1%	12.5%
Total risk-based capital	13.2%	15.2%	14.5%
Common equity tier 1 (CET1)	11.4%	12.8%	12.2%
(1)Non-GAAP financial measure; See “GAAP reconciliation and management explanation of non-GAAP financial measures” and non-GAAP reconciliations herein.
(2)Includes $28.1 million, $31.4 million and $21.2 million of optional rights to repurchase GNMA loans that meet certain defined delinquency criteria as of December 31, 2025, 2024 and 2023, respectively.
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

The following table presents, as of the dates set forth below, a reconciliation of our adjusted efficiency ratio (tax-equivalent basis) to our efficiency ratio:

	Years Ended December 31,
(dollars in thousands)	2025	2024	2023
Adjusted efficiency ratio (tax-equivalent basis)
Total noninterest expense	$378,214	$296,899	$324,929
Less early retirement, severance and other costs	1,395	1,478	8,449
Less loss on lease terminations and other branch closure costs	282	—	1,770
Less charitable contribution to FirstBank Foundation	1,130	—	—
Less FDIC special assessment	—	500	1,788
Less merger and integration costs	23,803	—	—
Adjusted noninterest expense	$351,604	$294,921	$312,922
Net interest income	$516,100	$416,503	$407,217
Net interest income (tax-equivalent basis)	519,393	419,091	410,562
Total noninterest income	43,910	39,070	70,543
Less loss from securities, net	(60,457)	(56,378)	(13,973)
Less loss on sales or write-downs of premises and equipment, other real estate owned and other assets	(1,166)	(2,167)	(27)
Less cash life insurance benefit	1,148	2,057	—
Less loss on change in fair value on commercial loans held for sale	—	—	(2,114)
Adjusted noninterest income	$104,385	$95,558	$86,657
Total revenue	$560,010	$455,573	$477,760
Adjusted revenue (tax-equivalent basis)	$623,778	$514,649	$497,219
Efficiency ratio	67.5%	65.2%	68.0%
Adjusted efficiency ratio (tax-equivalent basis)	56.4%	57.3%	62.9%
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

The following table presents, as of the dates set forth below, tangible common equity compared with total shareholders’ equity, tangible book value per common share compared with our book value per common share and common equity to tangible assets compared to total shareholders’ equity to total assets:

	As of December 31,
(dollars in thousands, except share and per share data)	2025	2024	2023
Tangible assets
Total assets	$16,300,292	$13,157,482	$12,604,403
Adjustments:
Goodwill	(350,353)	(242,561)	(242,561)
Core deposit and other intangibles	(31,284)	(5,762)	(8,709)
Tangible assets	$15,918,655	$12,909,159	$12,353,133
Tangible common equity
Total common shareholders’ equity	$1,948,165	$1,567,538	$1,454,794
Adjustments:
Goodwill	(350,353)	(242,561)	(242,561)
Core deposit and other intangibles	(31,284)	(5,762)	(8,709)
Tangible common equity	$1,566,528	$1,319,215	$1,203,524
Common shares outstanding	51,752,401	46,663,120	46,848,934
Book value per common share	$37.64	$33.59	$31.05
Tangible book value per common share	$30.27	$28.27	$25.69
Total common shareholders’ equity to total assets	12.0%	11.9%	11.5%
Tangible common equity to tangible assets	9.84%	10.2%	9.74%
Return on average tangible common equity
Return on average tangible common equity is a non-GAAP measure that uses average shareholders’ equity and excludes the impact of goodwill and other intangibles. This measurement is used by the Company’s management to provide a depiction of the Company's profitability without being impacted by its intangible assets, as intangible assets are not directly managed to generate earnings. The following table presents, as of the dates set forth below, reconciliations of total average tangible common equity to average shareholders' equity and return on average tangible common equity to return on average shareholders’ equity:

	Years Ended December 31,
(dollars in thousands)	2025	2024	2023
Return on average tangible common equity
Total average common shareholders’ equity	$1,776,945	$1,505,739	$1,374,831
Adjustments:
Average goodwill	(296,901)	(242,561)	(242,561)
Average intangibles, net	(19,492)	(7,177)	(10,472)
Average tangible common equity	$1,460,552	$1,256,001	$1,121,798
Net income applicable to FB Financial Corporation	$122,622	$116,035	$120,224
Return on average common shareholders' equity	6.90%	7.71%	8.74%
Return on average tangible common equity	8.40%	9.24%	10.7%

Overview of recent financial performance
Year ended December 31, 2025 compared to the year ended December 31, 2024
Our net income increased during the year ended December 31, 2025 to $122.6 million from $116.1 million for the year ended December 31, 2024. Diluted earnings per common share was $2.45 and $2.48 for the years ended December 31, 2025 and 2024, respectively. Our net income represented a return on average assets of 0.84% and 0.91% for the years ended December 31, 2025 and 2024, respectively, and a return on average equity of 6.90% and 7.71% for the same periods. Our ratio of return on average tangible common equity for the years ended December 31, 2025 and 2024 was 8.40% and 9.24%, respectively. See “GAAP reconciliation and management explanation of non-GAAP financial measures” in this Report for a discussion of tangible common equity and return on average tangible common equity.
During the year ended December 31, 2025, net interest income increased to $516.1 million compared with $416.5 million in the year ended December 31, 2024. Our net interest margin, on a tax-equivalent basis, increased to 3.81% for the year ended December 31, 2025 as compared to 3.51% for the year ended December 31, 2024. The increase in net interest income and net interest margin, on a tax-equivalent basis, reflects a $109.1 million increase in interest income, partially offset by a $8.8 million increase in interest expense.
Provision for credit losses on loans HFI and unfunded loan commitments was $43.3 million for the year ended December 31, 2025 compared $12.0 million for the year ended December 31, 2024 primarily due to the initial provision for credit losses on acquired loans and unfunded commitments from the Southern States merger of $28.4 million, along with changes in loan balances and forecast assumptions. Refer to Note 2, “Mergers and acquisitions” in this Report for further discussion around the merger with Southern States.
Noninterest income for the year ended December 31, 2025 increased by $4.8 million to $43.9 million, up from $39.1 million for prior year period. The increase in noninterest income was driven by a $5.8 million increase in mortgage banking income, a $2.1 million increase in investment services and trust income and a $1.9 million increase in service charges on deposits. The increase was partially offset by a $60.5 million net loss on investment securities primarily related to the sale of $266.9 million of AFS securities compared to a $56.4 million net loss on investment securities primarily related to the sale of $526.4 million of AFS securities for the year ended December 31, 2024. Refer to the section “Other earning assets” for additional information on the sale of the AFS securities.
Noninterest expense increased to $378.2 million for the year ended December 31, 2025, compared with $296.9 million for the year ended December 31, 2024. The increase in noninterest expense was driven by a $33.9 million increase in salaries, commissions and employee benefits due to increased headcount resulting from the Southern States merger, combined with increase in performance-based compensation driven by improvement in the Company’s performance metrics, $23.8 million in merger and integration costs associated with our merger with Southern States and an increase in other noninterest expense of $16.3 million due to increases in franchise tax expense, technology and platform fees, and modest increases across a range of other expense categories.
Income tax expense for the year ended December 31, 2025 was $15.9 million compared to $30.6 million for the year ended December 31, 2024. The change reflects the income tax effect of a $60.5 million loss on sale of AFS debt securities, as well as a one-time gross tax benefit of $10.7 million due to the expiration of the statute of limitations with respect to an amended income tax return and the associated interest for the year ended December 31, 2025. Income tax expense for the year ended December 31, 2024, included the income tax effect of a $56.4 million loss on sale of AFS debt securities.
Year ended December 31, 2024 compared to year ended December 31, 2023
Our net income decreased during the year ended December 31, 2024 to $116.1 million from $120.2 million for the year ended December 31, 2023. Diluted earnings per common share was $2.48 and $2.57 for the years ended December 31, 2024 and 2023, respectively. Our net income represented a return on average assets of 0.91% and 0.95% for the years ended December 31, 2024 and 2023, respectively, and a return on average equity of 7.71% and 8.74% for the same periods. Our ratio of return on average tangible common equity for the years ended December 31, 2024 and 2023 was 9.24% and 10.7%, respectively. See “GAAP reconciliation and management explanation of non-GAAP financial measures” in this Report for a discussion of tangible common equity and return on average tangible common equity.

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
Provision for credit losses on loans HFI and unfunded loan commitments was $12.0 million for the year ended December 31, 2024 compared to $2.5 million for the year ended December 31, 2023 primarily due to a reversal of provision for credit losses on unfunded commitments of $2.7 million compared to $14.2 million during the year ended December 31, 2023.
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
Business segment highlights
We operate our business in two business segments: Banking and Mortgage. See Note 1, “Basis of presentation and summary of significant accounting policies” and Note 19 “Segment reporting” in the notes to our consolidated financial statements for a description of these business segments.
Banking
Income before taxes from the Banking segment decreased for the year ended December 31, 2025 to $134.9 million, compared to $143.7 million for the year ended December 31, 2024. Net interest income increased by $95.3 million to $506.1 million during the year ended December 31, 2025 compared to $410.8 million during the year ended December 31, 2024. Provisions for credit losses on loans HFI and unfunded loan commitments resulted in $37.6 million of provision expense during the year ended December 31, 2025 compared to $12.3 million during the year ended December 31, 2024. The increase was driven by the initial provision for credit losses on acquired loans and unfunded commitments from the Southern States merger of $28.4 million. The Banking segment recorded a noninterest loss of $8.8 million in the year ended December 31, 2025 as compared to a loss of $8.4 million in the year ended December 31, 2024. This decrease includes a net loss on investment securities of $60.5 million associated with the sale of $266.9 million AFS debt securities during the year ended December 31, 2025 compared with a net loss on investment securities of $56.4 million primarily related to the sale of $526.4 million of AFS debt securities for the year ended December 31, 2024. Noninterest expense increased to $324.8 million for year ended December 31, 2025 compared to $246.5 million for the year ended December 31, 2024 due to increases in salaries and benefits, merger and integration costs associated with the Southern States merger, advertising, franchise tax expense, technology and platform fees and modest increases across a range of other expense categories.

Mortgage
Activity in our Mortgage segment resulted in income before income taxes of $3.6 million for the year ended December 31, 2025 compared to $3.0 million for the year ended December 31, 2024. Net interest income was $10.0 million for the year ended December 31, 2025 compared to $5.7 million for the year ended December 31, 2024. Provisions for credit losses on loans HFI and unfunded loan commitments resulted in $5.6 million of provision expense during the year ended December 31, 2025 compared to a reversal of $0.3 million of provision expense during the year ended December 31, 2024. The increase in provisions for credit losses was due to a change in the CECL loss estimation methodology, which notably impacted reserves on our 100% financed 1-to-4 mortgage portfolio, as well as a notable change in forecasts associated with home prices which impacted mortgage reserves more broadly. Mortgage banking income increased $5.8 million to $52.4 million during the year ended December 31, 2025 compared to $46.6 million for the year ended December 31, 2024.
The components of mortgage banking income for the years ended December 31, 2025 and 2024 were as follows:

	Years Ended December 31,
(dollars in thousands)	2025	2024
Mortgage banking income
Gains and fees from origination and sale of mortgage loans held for sale	$36,015	$32,459
Net change in fair value of loans held for sale and derivatives	2,684	1,241
Change in fair value on MSRs, net of hedging	(13,772)	(16,278)
Mortgage servicing income	27,517	29,212
Total mortgage banking income	$52,444	$46,634
Interest rate lock commitment volume	$1,656,162	$1,459,494
Interest rate lock commitment volume by purpose (%):
Purchase	81.6%	84.1%
Refinance	18.4%	15.9%
Mortgage sales	$1,293,401	$1,173,066
Mortgage sale margin	2.78%	2.77%
Closing volume	$1,380,264	$1,222,606
Outstanding principal balance of mortgage loans serviced	$9,588,948	$10,235,048
Noninterest expense for the years ended December 31, 2025 and 2024 was $53.5 million and $50.4 million, respectively. This increase is reflective of an increase in commissions associated with mortgage loan volume.
Results of operations
Throughout the following discussion of our operating results, we present our net interest income, net interest margin and core efficiency ratio on a fully tax-equivalent basis. The fully tax-equivalent basis adjusts for the tax-favored status of net interest income from certain qualifying loans and investments.
Our tax-exempt income is converted to a tax-equivalent basis by adjusting for the combined federal and blended state statutory income tax rate of 26.06% for the years ended December 31, 2025, 2024, and 2023.
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
During the year ended December 31, 2025, the U.S. Treasury yield curve continued its path toward normalization, with steepening in the intermediate and longer‑term sectors of the curve as the Federal Reserve reduced short‑term interest rates by a total of 75 basis points over the course of the year, and longer‑term yields remained elevated due to ongoing inflation concerns and fiscal conditions. This compares to the year ended December 31, 2024, when the curve was just beginning to normalize following late‑year short‑term rate cuts and an uptick in longer‑term yields. The Federal Funds Target Rate range was 3.50% - 3.75% and 4.25% - 4.50% as of December 31, 2025 and December 31, 2024, respectively.

Year ended December 31, 2025 compared to the year ended December 31, 2024
Net interest income increased $100.3 million to $519.4 million for the year ended December 31, 2025 as compared to $419.1 million for the year ended December 31, 2024. Net interest margin was 3.81% for the year ended December 31, 2025 compared to 3.51% for the year ended December 31, 2024. Net interest income was broadly driven by higher average balances of loans held for investment resulting from the Southern States merger.
Interest income was $837.2 million for the year ended December 31, 2025, compared to $728.1 million for the year ended December 31, 2024, an increase of $109.1 million. The increase in interest income was primarily attributable to loans HFI, which increased $101.9 million to $724.7 million for the year ended December 31, 2025 from $622.8 million for the year ended December 31, 2024. The increase was driven by higher average balances of loans held for investment resulting from the Southern States merger, partially offset by a lower overall yield on those loans due to declining interest rates. The yield on loans HFI decreased 6 basis points to 6.58% for the year ended December 31, 2025 from 6.64% for the year ended December 31, 2024.
The components of our loan yield for the years ended December 31, 2025, 2024, and 2023 were as follows:

	Years Ended December 31,
	2025		2024		2023
(dollars in thousands)	Interest income	Average yield	Interest income	Average yield	Interest income	Average yield
Loans HFI yield components:
Contractual interest rate on loans HFI(1)	$701,519	6.37%	$614,051	6.54%	$579,193	6.20%
Origination and other loan fee income	7,950	0.07%	6,365	0.07%	14,675	0.15%
Accretion on purchased loans	13,371	0.12%	657	0.01%	694	0.01%
Nonaccrual interest collections	1,861	0.02%	1,757	0.02%	1,439	0.02%
Total loans HFI yield	$724,701	6.58%	$622,830	6.64%	$596,001	6.38%
(1)Includes tax equivalent adjustment using combined marginal tax rate of 26.06%.
Accretion on purchased loans contributed 10 basis points to the NIM for the year ended December 31, 2025 as a result of the recent merger. There was no impact of accretion on purchased loans to the NIM for the year ended December 31, 2024.
Interest income on investment securities was the next largest contributor to the overall change in interest income, increasing $7.1 million to $63.6 million for the year ended December 31, 2025 from $56.5 million for the year ended December 31, 2024. This increase was driven by higher yields on investment securities stemming from previous portfolio restructuring transactions. The yield on investment securities was 3.97% and 3.39% for the years ended December 31, 2025 and 2024, respectively, an increase of 58 basis points.
Interest expense was $317.8 million for the year ended December 31, 2025, an increase of $8.8 million as compared to $309.0 million for the year ended December 31, 2024. The increase was driven by higher average interest‑bearing deposit balances resulting from the recent merger, mostly offset by declines in the rates paid on interest‑bearing deposits and other borrowed funds.
Interest expense on interest-bearing deposit accounts totaled $309.2 million for the year ended December 31, 2025, an increase of $12.9 million from the prior year, largely due to increases in average balances across most deposit categories, particularly money market deposits. Lower rates paid across these categories partially offset this increase. The growth in average balances was attributable to the recent merger and to a lesser extent recent customer deposit campaigns, which increased deposit balances while reducing deposit costs. The average rate paid on interest-bearing deposits was 3.09% for the year ended December 31, 2025 compared to 3.49% for the year ended December 31, 2024.
Interest expense recognized on other borrowings decreased $4.6 million for the year ended December 31, 2025 due to the repayment of the Bank Term Funding Program which was paid off during the third quarter of 2024.

Average balance and interest yield/rate analysis
The table below shows the average balances, income and expense and yield and rates of each of our interest-earning assets and interest-bearing liabilities on a tax equivalent basis, if applicable, for the periods indicated.

	Years Ended December 31,
	2025			2024			2023
(dollars in thousands)	Average balances	Interest income/ expense	Average yield/ rate	Average balances	Interest income/ expense	Average yield/ rate	Average balances	Interest income/ expense	Average yield/ rate
Interest-earning assets:
Loans HFI (1)(2)	$11,015,862	$724,701	6.58%	$9,384,458	$622,830	6.64%	$9,335,977	$596,001	6.38%
Mortgage loans held for sale	138,183	9,040	6.54%	66,983	4,486	6.70%	56,815	3,856	6.79%
Investment securities:
Taxable	1,431,088	57,907	4.05%	1,468,646	50,057	3.41%	1,370,514	27,257	1.99%
Tax-exempt (2)	168,634	5,660	3.36%	196,003	6,423	3.28%	290,884	9,674	3.33%
Total investment securities (2)	1,599,722	63,567	3.97%	1,664,649	56,480	3.39%	1,661,398	36,931	2.22%
Federal funds sold and reverse repurchase agreements	202,186	9,022	4.46%	123,601	6,703	5.42%	112,833	5,798	5.14%
Interest-bearing deposits with other financial institutions	650,369	27,775	4.27%	666,810	34,587	5.19%	701,629	35,652	5.08%
Restricted equity securities, at cost	38,554	3,114	8.08%	33,307	3,040	9.13%	40,058	3,355	8.38%
Total interest-earning assets (2)	13,644,876	837,219	6.14%	11,939,808	728,126	6.10%	11,919,312	681,755	5.72%
Noninterest-earning assets:
Cash and due from banks	128,977			135,338			132,327
Allowance for credit losses on loans HFI	(167,960)			(153,265)			(140,246)
Other assets (3)(4)	1,005,642			803,867			757,441
Total noninterest-earning assets	966,659			785,940			749,522
Total assets	$14,611,535			$12,725,748			$12,668,834
Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing checking	$2,516,406	$58,058	2.31%	$2,625,713	$80,045	3.05%	$2,863,053	$81,761	2.86%
Money market deposits	4,848,758	164,354	3.39%	3,827,898	147,075	3.84%	3,578,707	126,205	3.53%
Savings deposits	382,757	831	0.22%	363,649	253	0.07%	422,339	259	0.06%
Customer time deposits	1,718,706	63,682	3.71%	1,399,278	55,529	3.97%	1,436,313	45,251	3.15%
Brokered and internet time deposits	524,018	22,282	4.25%	276,864	13,443	4.86%	101,423	5,343	5.27%
Time deposits	2,242,724	85,964	3.83%	1,676,142	68,972	4.11%	1,537,736	50,594	3.29%
Total interest-bearing deposits	9,990,645	309,207	3.09%	8,493,402	296,345	3.49%	8,401,835	258,819	3.08%
Other interest-bearing liabilities:
Securities sold under agreements to repurchase and federal funds purchased	11,950	94	0.79%	21,339	366	1.72%	29,860	669	2.24%
Federal Home Loan Bank advances	9,589	418	4.36%	—	—	—%	28,973	1,487	5.13%
Subordinated debt	131,473	7,992	6.08%	130,352	7,638	5.86%	127,386	10,102	7.93%
Other borrowings	3,509	115	3.28%	97,182	4,686	4.82%	3,225	116	3.60%
Total other interest-bearing liabilities	156,521	8,619	5.51%	248,873	12,690	5.10%	189,444	12,374	6.53%
Total interest-bearing liabilities	10,147,166	317,826	3.13%	8,742,275	309,035	3.53%	8,591,279	271,193	3.16%
Noninterest-bearing liabilities:
Demand deposits	2,452,226			2,233,092			2,442,019
Other liabilities(4)	235,105			244,549			260,612
Total noninterest-bearing liabilities	2,687,331			2,477,641			2,702,631
Total liabilities	12,834,497			11,219,916			11,293,910
FB Financial Corporation common shareholders’ equity	1,776,945			1,505,739			1,374,831
Noncontrolling interest	93			93			93
Shareholders’ equity	1,777,038			1,505,832			1,374,924
Total liabilities and shareholders’ equity	$14,611,535			$12,725,748			$12,668,834
Net interest income (tax-equivalent basis)(2)		$519,393			$419,091			$410,562
Interest rate spread (tax-equivalent basis)(2)			3.01%			2.57%			2.56%
Net interest margin (tax-equivalent basis) (2)(5)			3.81%			3.51%			3.44%
Cost of total deposits			2.49%			2.76%			2.39%
Average interest-earning assets to average interest-bearing liabilities			134.5%			136.6%			138.7%
(1)Average balances of nonaccrual loans and overdrafts are included in average loan balances.
(2)Interest income includes the effects of taxable-equivalent adjustments using the combined federal and blended state statutory income tax rate to increase tax-exempt interest income to a tax-
equivalent basis. to increase tax-exempt interest income to a tax-equivalent basis. The net tax-equivalent adjustment amounts included in income were $3.3 million, $2.6 million, and $3.3 million for years ended December 31, 2025, 2024, and 2023, respectively.
(3)Includes average net unrealized losses on investment securities available for sale of $94.0 million, $166.1 million, and $231.5 million for the years ended December 31, 2025, 2024, and 2023, respectively.
(4)Includes average of optional rights to repurchase government guaranteed GNMA mortgage loans previously sold that meet certain defined delinquency criteria of $25.2 million, $24.6 million, and $21.7 million for the years ended December 31, 2025, 2024, and 2023, respectively.
(5)The NIM is calculated by dividing annualized net interest income, on a tax-equivalent basis, by average total earning assets.

Yield/rate and volume analysis
The tables below present the components of the changes in net interest income for the years ended December 31, 2025 and 2024. For each major category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes due to average volume and changes due to interest rates, with the changes in both volume and interest rates allocated to these two categories based on the proportionate absolute changes in each category.

	Year ended December 31, 2025 compared to year ended December 31, 2024 due to changes in
(dollars in thousands)	Volume	Yield/rate	Net increase (decrease)
Interest-earning assets:
Loans HFI(1)(2)	$107,325	$(5,454)	$101,871
Loans held for sale - mortgage	4,658	(104)	4,554
Investment securities:
Taxable	(1,520)	9,370	7,850
Tax-exempt(2)	(919)	156	(763)
Federal funds sold and reverse repurchase agreements	3,507	(1,188)	2,319
Interest-bearing deposits with other financial institutions	(702)	(6,110)	(6,812)
Restricted equity securities, at cost	424	(350)	74
Total interest income(2)	112,773	(3,680)	109,093
Interest-bearing liabilities:
Interest-bearing checking deposits	(2,522)	(19,465)	(21,987)
Money market deposits	34,603	(17,324)	17,279
Savings deposits	41	537	578
Customer time deposits	11,836	(3,683)	8,153
Brokered and internet time deposits	10,509	(1,670)	8,839
Securities sold under agreements to repurchase and federal funds purchased	(74)	(198)	(272)
Federal Home Loan Bank advances	418	—	418
Subordinated debt	68	286	354
Other borrowings	(3,070)	(1,501)	(4,571)
Total interest expense	51,809	(43,018)	8,791
Change in net interest income(2)	$60,964	$39,338	$100,302
(1)Average loans are presented gross, including nonaccrual loans and overdrafts.
(2)Interest income includes the effects of the tax-equivalent adjustments to increase tax-exempt interest income to a tax-equivalent basis. The net taxable-equivalent adjustment amounts included was $3.3 million and $2.6 million for the years ended December 31, 2025 and 2024, respectively.

	Year ended December 31, 2024 compared to year ended December 31, 2023 due to changes in
(dollars in thousands)	Volume	Yield/rate	Net increase (decrease)
Interest-earning assets:
Loans HFI(1)(2)	$3,218	$23,611	$26,829
Loans held for sale - mortgage	681	(51)	630
Loans held for sale - commercial	(162)	—	(162)
Investment securities:
Taxable	3,345	19,455	22,800
Tax-exempt(2)	(3,109)	(142)	(3,251)
Federal funds sold and reverse repurchase agreements	584	321	905
Interest-bearing deposits with other financial institutions	(1,806)	741	(1,065)
Restricted equity securities, at cost	(616)	301	(315)
Total interest income(2)	2,135	44,236	46,371
Interest-bearing liabilities:
Interest-bearing checking deposits	(7,235)	5,519	(1,716)
Money market deposits	9,574	11,296	20,870
Savings deposits	(41)	35	(6)
Customer time deposits	(1,470)	11,748	10,278
Brokered and internet time deposits	8,518	(418)	8,100
Securities sold under agreements to repurchase and federal funds purchased	(146)	(157)	(303)
Federal Home Loan Bank advances	(1,487)	—	(1,487)
Subordinated debt	174	(2,638)	(2,464)
Other borrowings	4,530	40	4,570
Total interest expense	12,417	25,425	37,842
Change in net interest income(2)	$(10,282)	$18,811	$8,529
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
Our allowance for credit losses calculation as of December 31, 2025 resulted from management’s best estimate of losses over the life of loans and unfunded commitments in our portfolio in accordance with the CECL approach.
Beginning with June 30, 2025, we began to utilize the discounted cash flow estimation technique, adjusted for current conditions and reasonable and supportable forecasts, to estimate the expected credit losses of its loan segments, except consumer and other loans, which utilized the weighted average remaining maturity loss rate technique. We determined that the use of the updated estimate techniques and related inputs and assumptions enhances the transparency, accuracy and relevance of information relating to the allowance for credit losses through the application of data and calculations more clearly calibrated to our historical experience, the nature of our loan portfolio and unfunded commitments, and expectations for future economic conditions and corresponding expected credit losses.

These changes represent a change in accounting estimate under ASC 250, “Accounting Changes and Error Corrections”, and, accordingly, is applied prospectively in the period of change and did not have a material effect on the Company’s financial statements. See “Note 1, “Basis of presentation and summary of significant accounting policies” in this Report for further discussion on the change in estimate.
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
We recognized a provision for credit losses on loans HFI for the years ended December 31, 2025 and 2024 of $33.2 million and $14.7 million, respectively. The current period provision on loans HFI was driven by a $25.1 million initial provision on acquired non-PCD loans HFI from the Southern States merger and regular changes in loan balances and forecast inputs offset by a $6.8 million reduction from the impact of the change in the CECL loss estimation methodology. For the year ended December 31, 2024, the provision on loans HFI is due to growth in loan balances for most loan categories, an increase in net charge-offs and slight deterioration in economic forecasts offset by significant decreases in construction lending.
We recorded a provision for credit losses on unfunded commitments of $10.1 million and a reversal of $2.7 million for the years ended December 31, 2025 and 2024, respectively. For the year ended December 31, 2025, the increase in provision for credit losses on unfunded commitments was due largely to the $6.5 million impact of the change in the CECL loss estimation methodology combined with $3.2 million for the initial provision on acquired unfunded commitments associated with the Southern States merger. The reversal of provision for credit losses on unfunded commitments for the year ended December 31, 2024 was primarily due to management’s concentrated effort to reduce unfunded loan commitments during the period.
During the years ended December 31, 2025 and 2024, it was determined that all AFS debt securities that experienced a decline in fair value below amortized cost basis were due to noncredit-related factors. Therefore, there was no provision for credit losses recognized on AFS debt securities during the years ended December 31, 2025 and 2024.
Noninterest income
The following table sets forth the components of noninterest income for the periods indicated:

	Years Ended December 31,
(dollars in thousands)	2025	2024	2023
Mortgage banking income	$52,444	$46,634	$44,692
Investment services and trust income	16,333	14,191	11,320
Service charges on deposit accounts	15,104	13,234	12,154
ATM and interchange fees	12,089	11,465	10,282
Loss from investment securities, net	(60,457)	(56,378)	(13,973)
Loss on sales or write-downs of premises and equipment, other real estate owned and other assets	(1,166)	(2,167)	(27)
Other income	9,563	12,091	6,095
Total noninterest income	$43,910	$39,070	$70,543

Year ended December 31, 2025 compared to year ended December 31, 2024
Noninterest income amounted to $43.9 million for the year ended December 31, 2025, an increase of $4.8 million, as compared to income of $39.1 million for the year ended December 31, 2024. The increase in total noninterest income was driven by increases in mortgage banking income, investment services and trust income and service charges on deposits offset by the net loss from investment securities and decreases in other income.
Mortgage banking income includes origination fees, gains and losses on the sale of mortgage loans, changes in fair value of mortgage loans and related derivatives, as well as mortgage servicing income, which includes the change in fair value of MSRs and related derivatives. Mortgage banking income was $52.4 million for the year ended December 31, 2025, an increase of $5.8 million compared to the prior period. The increase includes an increase from gains on sale and related fair value changes of $5.0 million to $38.7 million in the current period compared to $33.7 million in the prior period. This was impacted by the increase in interest rate lock volume of $196.7 million, or 13.5% during the current period over the same period in the prior year.
Investment services and trust income is comprised of wealth management fees and trust and insurance income. This caption increased $2.1 million during the year ended December 31, 2025 to $16.3 million as compared to $14.2 million during the year ended December 31, 2024. This growth was driven primarily by higher fees resulting from increased assets under management in existing accounts, supported by favorable market conditions.
Service charges on deposit accounts include overdraft fees, account analysis fees and other customer transaction-related service charges. Service charges on deposit accounts increased $1.9 million during the year ended December 31, 2025 to $15.1 million as compared to $13.2 million during the year ended December 31, 2024. The increase was primarily due to the increase in deposit accounts from the Southern States merger.
ATM and interchange fees represent income related to customers' utilization of their debit cards and interchange income. ATM and interchange fees were $12.1 million for the year ended December 31, 2025, compared to $11.5 million for the year ended December 31, 2024.
Net loss from investment securities was $60.5 million for the year ended December 31, 2025 compared to $56.4 million for the year ended December 31, 2024. The net loss from investment securities during the year ended December 31, 2025 was the result of management's election to sell $266.9 million of AFS debt securities compared to $526.4 million of AFS debt securities sold during the prior year period. Refer to the section “Other earning assets” for additional information on the sale of the AFS debt securities.
Net loss on sales or write-downs of premises and equipment, other real estate owned and other assets increased $1.0 million for the year ended December 31, 2025. The increase was driven by a $2.3 million impairment charge on two decommissioned facilities recognized during the year ended December 31, 2024, offset by a $1.0 million increase in losses on sales and write downs of other real estate owned and other assets during the year ended December 31, 2025.
Other income is comprised of income recognized that does not typically fit into other income categories and includes components such as BOLI income, swap fees, and equity investments income. Other income decreased $2.5 million to $9.6 million during the year ended December 31, 2025 as compared to $12.1 million during the year ended December 31, 2024. This decrease was primarily driven by a $2.3 million loss associated with an equity method investment during the year ended December 31, 2025.

Noninterest expense
The following table sets forth the components of noninterest expense for the periods indicated:

	Years Ended December 31,
(dollars in thousands)	2025	2024	2023
Salaries, commissions and employee benefits	$217,721	$183,813	$203,441
Occupancy and equipment expense	28,085	26,250	28,148
Merger and integration costs	23,803	—	—
Data processing	9,740	9,642	9,230
Advertising	9,582	7,007	8,267
Legal and professional fees	8,148	7,679	8,890
Amortization of core deposit and other intangibles	5,298	2,947	3,659
Other expense	75,837	59,561	63,294
Total noninterest expense	$378,214	$296,899	$324,929
Year ended December 31, 2025 compared to year ended December 31, 2024
Noninterest expense increased by $81.3 million, or 27.4%, during the year ended December 31, 2025 to $378.2 million as compared to $296.9 million in the year ended December 31, 2024. The increase in noninterest expense was attributable to increases in salaries and employee benefits, merger and integration costs associated with the Southern States merger and other noninterest expense.
Salaries, commissions and employee benefits expense is comprised of salaries and wages in addition to other employee benefit costs and represents the largest component of noninterest expense. Salaries, commissions and employee benefits expense increased $33.9 million, or 18.4%, to $217.7 million for the year ended December 31, 2025 as compared to $183.8 million for the year ended December 31, 2024. This change was driven by increases in the salaries and benefit costs due to increased headcount resulting from the Southern States merger, combined with an increase in performance-based compensation driven by improvement in the Company’s performance metrics.
Occupancy and equipment expense includes occupancy, depreciation and equipment expense. Occupancy and equipment expense of $28.1 million and $26.3 million was recognized for the years ended December 31, 2025 and 2024. The increase was driven by the expansion of our branch network in connection with the Southern States merger.
Merger and integration costs include costs associated with the merger, integration and conversion of business combinations. Merger and integration costs were $23.8 million for the year ended December 31, 2025 associated with the merger with Southern States. These costs primarily include legal and professional fees, severance and other employee-related costs, and costs associated with branch consolidation, conversion and integration activities.
Data processing is comprised of all third-party core operating systems and processing charges as well as payroll processing. Data processing fees were $9.7 million for the year ended December 31, 2025, compared to $9.6 million for the year ended December 31, 2024.
Advertising includes expenses related to sponsorships, advertising, marketing, customer relations and business development and public relations. During the year ended December 31, 2025, advertising expense increased $2.6 million to $9.6 million compared to $7.0 million during the year ended December 31, 2024. This increase was primarily attributable to customer marketing campaigns during year ended December 31, 2025 combined with favorable, volume based marketing rebate activity recorded in the prior year period.
Legal and professional fees represent fees incurred for the various support functions, which includes legal, consulting, outsourcing and other professional related fees. Legal and professional fees were $8.1 million and $7.7 million for the years ended December 31, 2025 and 2024, respectively.
Amortization of core deposit and other intangibles was $5.3 million for the year ended December 31, 2025, compared to $2.9 million for the year ended December 31, 2024. The increase was primarily due to $3.0 million of amortization associated with the core deposit intangible assumed with the merger of Southern States.

Other noninterest expense increased $16.3 million during the year ended December 31, 2025 to $75.8 million compared to $59.6 million during the year ended December 31, 2024. The increase was attributable to a $4.7 million increase in franchise tax expense, a $2.4 million increase of technology and platform fees and modest increases across a range of other expense categories, including software license and maintenance fees, card transaction fees, contributions and dues, servicing fees and other operating expenses.
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
Our efficiency ratio was 67.5% and 65.2% for the years ended December 31, 2025 and 2024, respectively. Our adjusted efficiency ratio, on a tax-equivalent basis, was 56.4% and 57.3% for the years ended December 31, 2025 and 2024, respectively. See “GAAP reconciliation and management explanation of non-GAAP financial measures” in this Report for a discussion of the adjusted efficiency ratio.
Income taxes
Income tax expense was $15.9 million and $30.6 million for the years ended December 31, 2025 and 2024, respectively. This represents effective tax rates of 11.5% and 20.9% for the years ended December 31, 2025 and 2024, respectively. The primary differences between the effective tax rates and the enacted federal statutory rate was primarily driven by a one‑time gross tax benefit of $10.7 million related to the expiration of the statute of limitations associated with an amended income tax return and related interest, as well as interest income on tax refunds and tax‑exempt municipal interest income, net of interest disallowance. These favorable impacts were partially offset by applicable state income taxes and certain non‑deductible expenses, including limitations under Section 162(m) limitations.
For the year ended December 31, 2025, income tax expense also reflects the income tax effect of a $60.5 million loss on sale of AFS debt securities. For the year ended December 31, 2024, income tax expense included the income tax effect of loss on sale of AFS debt securities of $56.4 million. Refer to Note 13 “Income taxes” in the notes to the consolidated financial statements for additional information regarding our income tax expense and effective tax rates.
Financial condition
The following discussion of our financial condition compares balances as of December 31, 2025 and 2024.
Loan portfolio
The following table sets forth the balance and associated percentage of each class of financing receivable in our loan portfolio as of the dates indicated:

	December 31,
	2025				2024
(dollars in thousands)	Committed	Amount Outstanding	% of total outstanding	Committed	Amount Outstanding	% of total outstanding
Loan Type:
Commercial and industrial	$3,646,142	$2,181,935	18%	$3,062,626	$1,691,213	18%
Construction	1,893,275	1,188,494	10%	1,585,865	1,087,732	11%
Residential real estate:
1-to-4 family mortgage	1,855,064	1,838,122	15%	1,624,053	1,616,754	17%
Residential line of credit	1,569,351	741,309	6%	1,336,506	602,475	6%
Multi-family mortgage	752,058	745,360	6%	665,813	653,769	7%
Commercial real estate:
Owner-occupied	2,241,135	2,148,870	17%	1,436,424	1,357,568	14%
Non-owner occupied	2,965,536	2,900,499	23%	2,154,027	2,099,129	22%
Consumer and other	659,567	639,037	5%	507,175	493,744	5%
Total loans	$15,582,128	$12,383,626	100%	$12,372,489	$9,602,384	100%

Our loans HFI portfolio is our most significant earning asset, comprising 76.0% and 73.0% of our total assets at December 31, 2025 and 2024, respectively. Our strategy is to grow our loan portfolio by originating quality commercial and consumer type loans that comply with our credit policies and that produce revenues consistent with our financial objectives. Our overall lending approach is primarily focused on providing credit to our customers directly in the markets we serve. However, we also participate in loan syndications and participations from other banks (collectively, “participated loans”). As of December 31, 2025 and 2024, loans HFI included approximately $433.2 million and $177.6 million, respectively, related to participated loans.
We also sell loan participations to unaffiliated third-parties as part of our credit risk management and balance sheet management strategy. During the years ended December 31, 2025 and 2024, we sold $24.3 million and $25.3 million loan participations, respectively. All loans, whether or not we act as a participant, are underwritten to the same standards as all other loans we originate. We believe our loan portfolio is well-balanced, which provides us with the opportunity to grow while monitoring our loan concentrations.
Loan concentrations are considered to exist when there are amounts loaned to a number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. Our lending activity is heavily concentrated in the geographic market areas we serve, with the highest concentration in Tennessee. This geographic concentration subjects our loan portfolio to the general economic conditions within the state. The risks created by this concentration have been considered by management in the determination of the appropriateness of the allowance for credit losses on loans HFI. As of December 31, 2025 and 2024, there were no concentrations of loans exceeding 10% of total loans other than our geographic exposure to Tennessee, Alabama and Georgia, as well as the categories of loans disclosed in the table above. We believe our loan portfolio is diversified relative to industry concentrations across the various loan portfolio categories. For additional details related to the concentrations within our loan portfolio, refer to the industry classification and collateral property type concentration tables detailed later in this section.
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
The table below shows concentration ratios for the Bank and Company as of December 31, 2025 and 2024.

	As a percentage (%) of Tier 1 capital plus allowance for credit losses
	FirstBank	FB Financial Corporation
December 31, 2025
Construction	64.6%	65.6%
Commercial real estate	264.5%	268.4%
December 31, 2024
Construction	70.1%	67.1%
Commercial real estate	249.3%	238.5%

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

1-to-4 family mortgage loans.
Our residential real estate 1-to-4 family mortgage loans are primarily made with respect to and secured by single family homes in a first lien position which are both owner-occupied and investor owned. This pool also includes 100% financed mortgages that consist of 1-to-4 family mortgages that are originated under a 100% financing program for first time home buyers. 100% financed mortgages loans are further evaluated separately from the 1-4 family mortgage pool due to high initial loan-to-value. This pool also includes our manufactured housing loans secured by real estate collateral. Repayment of loans in this loan segment are primarily dependent upon the cash flow of the borrower and the value of the property.

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

	December 31, 2025
(dollars in thousands)	Committed	Amount Outstanding	Nonperforming(1)
Commercial and industrial
Real estate rental and leasing	$498,947	$310,780	$—
Finance and insurance	489,183	294,801	—
Construction	446,795	156,596	660
Manufacturing	337,864	241,406	862
Wholesale trade	295,081	183,262	151
Information	252,924	183,985	—
Professional, scientific and technical services	239,088	132,802	34
Educational services	166,640	49,370	—
Retail trade	133,548	92,858	556
Other services (except public administration)	109,847	74,082	76
Administrative and support and waste management and remediation services	105,878	75,897	—
Health care and social assistance	100,988	54,958	409
Transportation and warehousing	91,916	85,618	2,056
Accommodation and food services	85,887	75,779	714
Arts, entertainment and recreation	68,326	47,198	112
Management of companies and enterprises	57,160	42,156	—
Other	166,070	80,387	743
Total	$3,646,142	$2,181,935	$6,373

Commercial real estate owner-occupied
Real estate rental and leasing	$360,043	$350,473	$96
Retail trade	318,262	308,022	—
Other services (except public administration)	264,548	256,063	3,475
Manufacturing	254,294	243,768	141
Health care and social assistance	230,189	226,544	756
Accommodation and food services	149,991	149,258	1,388
Wholesale trade	142,181	135,884	—
Construction	109,511	95,702	—
Transportation and warehousing	100,040	89,578	477
Professional, scientific and technical services	65,281	63,237	89
Arts, entertainment and recreation	45,662	44,500	—
Agriculture, forestry, fishing and hunting	43,813	38,694	617
Administrative and support and waste management and remediation services	36,885	34,657	467
Educational services	21,895	21,200	—
Finance and insurance	21,631	19,209	2,668
Management of companies and enterprises	21,254	19,276	—
Other	55,655	52,805	432
Total	$2,241,135	$2,148,870	$10,606
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

	December 31, 2025
(dollars in thousands)	Committed	Amount Outstanding	Nonperforming(1)
Commercial real estate non-owner occupied
Retail	$595,725	$584,055	$—
Warehouse and industrial	576,798	558,850	2,249
Office	543,938	529,030	1,026
Hotel	504,907	503,665	—
Assisted living and special care facilities	164,157	163,444	—
Self-storage	134,304	133,021	102
Land-Manufactured housing	120,382	116,885	129
Healthcare facility	62,793	62,366	—
Restaurants, bars and event venues	57,605	52,477	1,008
Convenience store and gas station	45,020	44,670	—
Other	159,907	152,036	—
Total	$2,965,536	$2,900,499	$4,514

Construction
Consumer:
Construction	$244,131	$160,519	$19,539
Land	46,124	40,594	—
Commercial:
Land	316,298	269,787	1,899
Multi-family	211,405	95,646	—
Retail	50,103	26,777	—
Hotel	46,095	21,334	—
Office	40,149	29,332	5,451
Healthcare facility	38,508	1,505	—
Self-storage	31,291	15,846	—
Recreation, sports and entertainment	21,208	12,992	—
Convenience store and gas station	21,062	10,255	—
Special care facilities	21,027	678	—
Car Washes	6,160	2,666	—
Other	111,893	71,121	—
Residential Development:
Construction	527,446	320,553	3,305
Land	115,243	72,086	3,417
Lots	45,132	36,803	597
Total	$1,893,275	$1,188,494	$34,208
1) Nonperforming loans are those on which the accrual of interest has stopped, as well as loans that are contractually 90 days or more past due on which interest continues to accrue.

Loan maturity and sensitivities
The following table presents the contractual maturities of our loan portfolio as of December 31, 2025. Loans with scheduled maturities are reported in the maturity category in which the payment is due. Demand loans with no stated maturity and overdrafts are reported in the “due in 1 year or less” category. Loans that have adjustable rates are shown as amortizing to final maturity rather than when the interest rates are next subject to change. The tables do not include prepayment assumptions or scheduled repayments.

	December 31, 2025
Loan type (dollars in thousands)	Maturing in one year or less	Maturing in one to five years	Maturing in five to fifteen years	Maturing after fifteen years	Total
Commercial and industrial	$765,182	$1,187,909	$226,411	$2,433	$2,181,935
Construction	561,440	499,591	98,160	29,303	1,188,494
Residential real estate:
1-to-4 family mortgage	174,620	520,871	204,475	938,156	1,838,122
Residential line of credit	83,335	135,463	522,511	—	741,309
Multi-family mortgage	191,692	389,589	157,290	6,789	745,360
Commercial real estate:
Owner-occupied	283,806	1,158,980	455,795	250,289	2,148,870
Non-owner occupied	460,894	1,691,857	663,911	83,837	2,900,499
Consumer and other	28,682	73,937	139,592	396,826	639,037
Total ($)	$2,549,651	$5,658,197	$2,468,145	$1,707,633	$12,383,626
Total (%)	20.6%	45.7%	19.9%	13.8%	100.0%
For loans due after one year or more, the following table presents the interest rate composition for loans outstanding as of December 31, 2025.

	December 31, 2025
Loan type (dollars in thousands)	Fixed interest rate	Floating interest rate	Total
Commercial and industrial	$496,789	$919,964	$1,416,753
Construction	154,504	472,550	627,054
Residential real estate:
1-to-4 family mortgage	1,169,002	494,500	1,663,502
Residential line of credit	4,024	653,950	657,974
Multi-family mortgage	290,805	262,863	553,668
Commercial real estate:
Owner-occupied	1,136,941	728,123	1,865,064
Non-owner occupied	1,200,260	1,239,345	2,439,605
Consumer and other	534,440	75,915	610,355
Total ($)	$4,986,765	$4,847,210	$9,833,975
Total (%)	50.7%	49.3%	100.0%
The following table presents the contractual maturities of our loan portfolio segregated into fixed and floating interest rate loans as of December 31, 2025.

	December 31, 2025
Contractual maturity (dollars in thousands)	Fixed interest rate	Floating interest rate	Total
One year or less	$932,338	$1,617,313	$2,549,651
One to five years	2,882,317	2,775,880	5,658,197
Five to fifteen years	1,007,940	1,460,205	2,468,145
Over fifteen years	1,096,508	611,125	1,707,633
Total ($)	$5,919,103	$6,464,523	$12,383,626
Total (%)	47.8%	52.2%	100.0%

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
Nonperforming assets
Our nonperforming assets consist of nonperforming loans, other real estate owned and other repossessed non-earning assets. As of December 31, 2025 and 2024, we had $158.1 million and $121.9 million, respectively, in nonperforming assets. Nonperforming loans are those on which the accrual of interest has stopped, as well as loans that are contractually 90 or more days past due on which interest continues to accrue. Accrued interest receivable written off as an adjustment to interest income amounted to $2.1 million and $0.7 million for the years ended December 31, 2025 and 2024, respectively. Additionally, we had net interest recoveries on nonperforming assets previously charged off of $1.9 million and $1.8 million for the years ended December 31, 2025 and 2024, respectively.
Nonperforming loans HFI increased by $36.8 million to $120.5 million as of December 31, 2025 compared to $83.7 million as of December 31, 2024. The increase in nonperforming loans primarily occurred in our construction, multi-family, consumer and other and 1-4 family mortgage portfolios partially offset by a decrease in our commercial and industrial portfolio.
As of December 31, 2025 and 2024, we had $28.1 million and $31.4 million, respectively, of delinquent GNMA optional repurchase loans previously sold included on our consolidated balance sheets in loans held for sale. These are considered nonperforming assets as we do not earn any interest on the unexercised option to repurchase these loans.

The following table provides details of our nonperforming assets, the ratio of such loans and other nonperforming assets to total assets, and certain other related information as of the dates presented:

	December 31,
(dollars in thousands)	2025	2024
Loan Type:
Commercial and industrial	$6,373	$10,391
Construction	34,208	11,453
Residential real estate:
1-to-4 family mortgage	32,505	27,944
Residential line of credit	2,014	1,894
Multi-family mortgage	8,199	21
Commercial real estate:
Owner-occupied	10,606	9,645
Non-owner occupied	4,514	6,179
Consumer and other	22,053	16,178
Total nonperforming loans HFI	$120,472	$83,705
Mortgage loans held for sale(1)	28,102	31,357
Other real estate owned	6,009	4,409
Other repossessed assets	3,564	2,444
Total nonperforming assets	$158,147	$121,915
Nonperforming loans HFI as a percentage of total loans HFI	0.97%	0.87%
Nonperforming assets as a percentage of total assets	0.97%	0.93%
Nonaccrual loans HFI as a percentage of loans HFI	0.71%	0.62%
(1) Represents optional right to repurchase government guaranteed GNMA mortgage loans previously sold that meet certain defined delinquency criteria.
We have evaluated our loans HFI classified as nonperforming and believe all nonperforming loans have been adequately reserved for in the allowance for credit losses on loans HFI as of December 31, 2025 and 2024. Management also continually monitors past due loans for potential credit quality deterioration. Loans not considered nonperforming include loans 30-89 days past due that continue to accrue interest amounting to $66.8 million at December 31, 2025 as compared to $47.9 million at December 31, 2024. The increase from December 31, 2024 to December 31, 2025 primarily occurred within our consumer and other, 1-4 family mortgage and commercial real estate portfolios.
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
Beginning with June 30, 2025, we began to utilize the discounted cash flow estimation technique, adjusted for current conditions and reasonable and supportable forecasts, to estimate the expected credit losses of its loan segments, except consumer and other loans, which utilized the weighted average remaining maturity loss rate technique. We determined that the use of the updated estimate techniques and related inputs and assumptions enhances the transparency, accuracy and relevance of information relating to the allowance for credit losses through the application of data and calculations more clearly calibrated to our historical experience, the nature of our loan portfolio and unfunded commitments, and expectations for future economic conditions and corresponding expected credit losses. See “Note 1, “Basis of presentation and summary of significant accounting policies” in this Report for further discussion on the change in estimate. The changes are accounted for as a change in estimate included in the provision for credit losses for the year ended December 31, 2025 and did not have a material impact to our operating results and financial condition.

Prior to June 30, 2025, our estimates for credit losses calculation utilized a lifetime loss rate model. See Note 1, “Basis of presentation and summary of significant accounting policies,” in the notes to our consolidated financial statements in our Annual Report that was filed with the SEC on February 25, 2025, for additional information regarding our estimates prior to June 30, 2025.
The following table presents the allocation of the allowance for credit losses by loan HFI category as well as the ratio of loans by loan category compared to the total loans HFI portfolio as of the dates indicated:

	December 31,
	2025			2024
(dollars in thousands)	Amount	ACL as a % of loans HFI category	% of loans to total loans HFI	Amount	ACL as a % of loans HFI category	% of loans to total loans HFI
Loan Type:
Commercial and industrial	$24,130	1.11%	18%	$16,667	0.99%	18%
Construction	25,633	2.16%	10%	31,698	2.91%	11%
Residential real estate:
1-to-4 family mortgage	33,218	1.81%	15%	25,340	1.57%	17%
Residential line of credit	10,589	1.43%	6%	10,952	1.82%	6%
Multi-family mortgage	12,260	1.64%	6%	10,512	1.61%	7%
Commercial real estate:
Owner-occupied	21,609	1.01%	17%	11,993	0.88%	14%
Non-owner occupied	36,235	1.25%	23%	25,531	1.22%	22%
Consumer and other	22,309	3.49%	5%	19,249	3.90%	5%
Total allowance for credit losses on loans HFI	$185,983	1.50%	100%	$151,942	1.58%	100%

The following table summarizes activity in our allowance for credit losses on loans HFI during the periods indicated:

	Years Ended December 31,
(dollars in thousands)	2025	2024	2023
Allowance for credit losses on loans HFI at beginning of period	$151,942	$150,326	$134,192
Initial allowance for credit losses on loans purchased with credit deterioration	7,518	—	—
Charge-offs:
Commercial and industrial	(3,136)	(11,080)	(462)
Construction	(399)	(122)	—
Residential real estate:
1-to-4 family mortgage	(1,126)	(439)	(46)
Residential line of credit	—	(73)	—
Commercial real estate:
Owner-occupied	(17)	—	(144)
Consumer and other	(4,196)	(3,051)	(2,851)
Total charge-offs	$(8,874)	$(14,765)	$(3,503)
Recoveries:
Commercial and industrial	$386	$428	$273
Construction	—	—	10
Residential real estate:
1-to-4 family mortgage	39	84	100
Residential line of credit	12	18	1
Commercial real estate:
Owner-occupied	42	245	109
Non-owner occupied	529	—	1,833
Consumer and other	1,200	939	573
Total recoveries	$2,208	$1,714	$2,899
Net charge-offs	(6,666)	(13,051)	(604)
Impact of change in accounting estimate for current expected credit losses(1)	(6,848)	—	—
Provision for credit losses on loans HFI(1)	40,037	14,667	16,738
Allowance for credit losses on loans HFI at the end of period	$185,983	$151,942	$150,326
Ratio of net charge-offs during the period to average loans outstanding during the period	(0.06)%	(0.14)%	(0.01)%
Allowance for credit losses on loans HFI as a percentage of loans	1.50%	1.58%	1.60%
Allowance for credit losses on loans HFI as a percentage of nonaccrual loans HFI	212.0%	256.0%	311.7%
Allowance for credit losses on loans HFI as a percentage of nonperforming loans	154.4%	181.5%	246.7%
(1) Includes the impact of changes to estimation techniques, inputs and assumptions used to estimate credit losses during the year ended December 31, 2025. See “Note 1, “Basis of presentation and summary of significant accounting policies” in this Report for further discussion on the change in estimate.

The following tables details our provision for (reversal of) credit losses on loans HFI and net (charge-offs) recoveries to average loans HFI outstanding by loan category during the periods indicated:

	Provision for (reversal of) credit losses on loans HFI(1)	Net (charge-offs) recoveries	Average loans HFI	Ratio of net (charge-offs) recoveries to average loans HFI
(dollars in thousands)
Year Ended December 31, 2025
Commercial and industrial	$8,254	$(2,750)	$1,939,663	(0.14)%
Construction	(5,964)	(399)	1,123,085	(0.04)%
Residential real estate:
1-to-4 family mortgage	8,901	(1,087)	1,736,885	(0.06)%
Residential line of credit	(406)	12	662,550	—%
Multi-family mortgage	1,589	—	680,205	—%
Commercial real estate:
Owner-occupied	8,076	25	1,730,888	—%
Non-owner occupied	6,757	529	2,519,175	0.02%
Consumer and other	5,982	(2,996)	623,411	(0.48)%
Total	$33,189	$(6,666)	$11,015,862	(0.06)%
Year Ended December 31, 2024
Commercial and industrial	$7,720	$(10,652)	$1,655,250	(0.64)%
Construction	(3,552)	(122)	1,199,414	(0.01)%
Residential real estate:
1-to-4 family mortgage	(810)	(355)	1,587,111	(0.02)%
Residential line of credit	1,539	(55)	562,877	(0.01)%
Multi-family mortgage	1,670	—	629,920	—%
Commercial real estate:
Owner-occupied	1,095	245	1,278,683	0.02%
Non-owner occupied	2,566	—	2,021,677	—%
Consumer and other	4,439	(2,112)	449,526	(0.47)%
Total	$14,667	$(13,051)	$9,384,458	(0.14)%
Year Ended December 31, 2023
Commercial and industrial	$8,682	$(189)	$1,678,832	(0.01)%
Construction	(4,446)	10	1,594,317	—%
Residential real estate:
1-to-4 family mortgage	310	54	1,558,477	—%
Residential line of credit	1,973	1	507,884	—%
Multi-family mortgage	2,352	—	519,554	—%
Commercial real estate:
Owner occupied	2,905	(35)	1,169,680	—%
Non-owner occupied	(784)	1,833	1,925,759	0.10%
Consumer and other	5,746	(2,278)	381,474	(0.60)%
Total	$16,738	$(604)	$9,335,977	(0.01)%
(1) Includes the impact of changes to estimation techniques, inputs and assumptions used to estimate credit losses during the year ended December 31, 2025. See “Note 1, “Basis of presentation and summary of significant accounting policies” in this Report for further discussion on the change in estimate.
The ACL on loans HFI was $186.0 million and $151.9 million and represented 1.50% and 1.58% of loans HFI as of December 31, 2025 and 2024, respectively. For further information related to the change in the ACL refer to “Provision for credit losses” section herein and Note 4, “Loans and allowance for credit losses on loans HFI” in the notes to our consolidated financial statements.
Our ratio of total nonperforming loans HFI as a percentage of total loans HFI increased by 10 basis points to 0.97% as of December 31, 2025 compared to December 31, 2024 primarily due to increases in nonperforming loans in our construction, multi-family, consumer and other and 1-4 family mortgages portfolios partially offset by a decrease in our commercial and industrial portfolio.

For the year ended December 31, 2025, we experienced net charge-offs of $6.7 million, or 0.06% of average loans HFI, compared to net charge-offs of $13.1 million, or 0.14% for the year ended December 31, 2024. We also maintain an allowance for credit losses on unfunded commitments in other liabilities, which increased to $16.2 million as of December 31, 2025 from $6.1 million as of December 31, 2024 due primarily to the change in CECL loss estimation methodology and the initial provision from unfunded commitments acquired in the Southern States merger.
Loans held for sale
Mortgage loans held for sale consisted of $173.0 million of residential real estate mortgage loans in the process of being sold to third-party private investors or government sponsored agencies and $28.1 million of GNMA optional repurchase loans. This compares to $95.4 million of residential real estate mortgage loans in the process of being sold to third-party private investors or government sponsored agencies and $31.4 million of GNMA optional repurchase loans as of December 31, 2024.
Other earning assets
Securities purchased under agreements to resell (“reverse repurchase agreements”)
We enter into agreements with certain customers to purchase investment securities under agreements to resell at specific dates in the future. This investment deploys some of our unused liquidity position into an instrument that improves the return on those funds. Securities purchased under agreements to resell totaled $45.8 million and $61.1 million at December 31, 2025 and 2024, respectively.
Federal funds sold
Federal funds sold may fluctuate from period to period depending upon our liquidity position at the time and our strategy for deploying liquidity. Federal funds sold totaled $167.5 million and $64.8 million at December 31, 2025 and 2024, respectively.
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
The fair value of our AFS debt securities portfolio was $1.46 billion and $1.54 billion as of December 31, 2025 and 2024, respectively. Included in the fair value of AFS debt securities were net unrealized losses of $47.9 million and $141.4 million as of December 31, 2025 and 2024, respectively. Current net unrealized losses are driven by prevailing interest rate levels versus interest rate levels when many of the bonds were purchased.
During the year ended December 31, 2025, we sold $266.9 million of AFS debt securities, resulting in a loss on securities of $60.5 million. We used the proceeds from this transaction to redeem outstanding subordinated and trust preferred debt, as well as originate higher yielding loans. During the same period, maturities, prepayments and calls of AFS debt securities totaled $301.0 million and purchases totaled $421.5 million.
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

The following table sets forth the fair value, scheduled maturities and weighted average yields for our AFS debt securities portfolio as of the dates indicated below:

	December 31,
	2025			2024
(dollars in thousands)	Fair value	% of total investment securities	Weighted average yield (1)	Fair value	% of total investment securities	Weighted average yield (1)
U.S. government agency securities:
Maturing within one year	—	—%	—%	—	—%	—%
Maturing in one to five years	—	—%	—%	—	—%	—%
Maturing in five to ten years	284,641	19.5%	4.50%	207,220	13.5%	5.28%
Maturing after ten years	385,447	26.4%	4.65%	355,787	23.1%	5.47%
Total U.S. government agency securities	670,088	45.9%	4.59%	563,007	36.6%	5.40%
Mortgage-backed securities - residential and commercial:
Maturing within one year	—	—%	—%	2,222	0.1%	3.35%
Maturing in one to five years	2,192	0.2%	7.52%	343	—%	2.16%
Maturing in five to ten years	44,058	3.0%	4.06%	13,424	0.9%	2.73%
Maturing after ten years	566,748	38.8%	3.89%	809,867	52.8%	3.10%
Total mortgage-backed securities - residential and commercial	612,998	42.0%	3.89%	825,856	53.8%	3.09%
Municipal securities:
Maturing within one year	204	—%	2.81%	548	—%	4.26%
Maturing in one to five years	5,673	0.4%	3.82%	3,611	0.2%	3.56%
Maturing in five to ten years	42,493	2.9%	3.53%	15,723	1.0%	3.06%
Maturing after ten years	120,000	8.2%	3.03%	127,975	8.3%	2.93%
Total municipal securities	168,370	11.5%	3.18%	147,857	9.5%	2.96%
U.S. Treasury securities:
Maturing within one year	—	—%	—%	299	—%	4.25%
Maturing in one to five years	5,803	0.4%	3.71%	—	—%	—%
Maturing in five to ten years	1,322	0.1%	3.81%	—	—%	—%
Maturing after ten years	—	—%	—%	—	—%	—%
Total U.S. Treasury securities	7,125	0.5%	3.73%	299	—%	4.25%
Corporate securities:
Maturing within one year	—	—%	—%	—	—%	—%
Maturing in one to five years	998	0.1%	6.76%	989	0.1%	7.98%
Maturing in five to ten years	—	—%	—%	—	—%	—%
Maturing after ten years	—	—%	—%	—	—%	—%
Total corporate securities	998	0.1%	6.76%	989	0.1%	7.98%
Total AFS debt securities	$1,459,579	100.0%	4.13%	$1,538,008	100.0%	3.93%
(1)Yields on a tax-equivalent basis.

Equity securities, at fair value
As of December 31, 2025, we had $0.2 million in marketable equity securities recorded at fair value that were acquired through our merger with Southern States. The change in the fair value of equity securities recorded at fair value resulted in a net gain of $14 thousand for the year ended December 31, 2025. Subsequent to December 31, 2025, the remaining marketable equity securities were sold.

Deposits
Deposits represent the Bank’s primary source of funding. We continue to focus on growing core customer deposits through our relationship driven banking philosophy, community-focused marketing programs and our treasury management services.
Total deposits increased to $13.91 billion as of December 31, 2025 from $11.21 billion a year earlier, driven primarily by $2.47 billion of deposits assumed in the Southern States merger. Noninterest‑bearing deposits rose to $2.63 billion from $2.12 billion, including $562.5 million assumed in the merger. Interest‑bearing deposits increased to $11.28 billion from $9.09 billion, reflecting $1.91 billion of merger‑related balances.
Within interest‑bearing categories, checking balances declined to $2.65 billion from $2.91 billion as management continued efforts to reduce higher‑cost deposits. Money market and savings balances grew by $1.63 billion due to the merger, customer deposit campaigns and commercial relationship growth across the footprint. Customer time deposits increased by $648.7 million, supported by the Southern States merger and a $130.0 million increase in public fund time deposits. Brokered and internet time deposits rose $156.5 million to $625.6 million as part of our liquidity management strategy.
We also experienced a decrease in the cost of interest‑bearing deposits, reflecting a lower interest rate environment. Average deposit balances by type, together with the average rates per period are reflected in the average balance sheet amounts, interest paid, and rate analysis tables included in this management’s discussion and analysis under the subheading “Results of operations” discussion.
Our deposit base may include certain deposits from related parties as disclosed within Note 23, “Related party transactions” in the notes to our consolidated financial statements included in this Report.

The following table sets forth the distribution by type of our deposit accounts as of the dates indicated:

	December 31,
	2025			2024			2023
(dollars in thousands)	Amount	% of total deposits	Average rate(1)	Amount	% of total deposits	Average rate(1)	Amount	% of total deposits	Average rate(1)
Deposit Type
Noninterest-bearing demand	$2,634,395	19%	—%	$2,116,232	19%	—%	$2,218,382	21%	—%
Interest-bearing checking	2,651,369	19%	2.31%	2,906,425	26%	3.05%	2,504,421	24%	2.86%
Money market	5,541,144	40%	3.39%	3,986,777	36%	3.84%	3,819,814	36%	3.53%
Savings deposits	428,496	3%	0.22%	351,706	3%	0.07%	385,037	4%	0.06%
Customer time deposits	2,028,923	15%	3.71%	1,380,205	12%	3.97%	1,469,811	14%	3.15%
Brokered and internet time deposits	625,634	4%	4.25%	469,089	4%	4.86%	150,822	1%	5.27%
Total deposits	$13,909,961	100%	2.49%	$11,210,434	100%	2.76%	$10,548,287	100%	2.39%

Customer Time Deposits(2)
0.00-1.00%	$81,752	4%		$65,302	5%		$62,464	4%
1.01-2.00%	55,299	3%		63,582	5%		114,521	8%
2.01-3.00%	225,090	11%		74,171	5%		51,346	4%
3.01-4.00%	949,539	47%		264,863	19%		268,550	18%
4.01-5.00%	716,099	35%		875,916	63%		812,781	55%
Above 5.00%	1,144	—%		36,371	3%		160,149	11%
Total customer time deposits	$2,028,923	100%		$1,380,205	100%		$1,469,811	100%
Brokered and Internet Time Deposits(2)
0.00-1.00%	$—	—%		$—	—%		$99	—%
1.01-2.00%	—	—%		—	—%		—	—%
2.01-3.00%	—	—%		—	—%		248	—%
3.01-4.00%	574,468	92%		169,088	36%		—	—%
4.01-5.00%	51,166	8%		199,888	43%		—	—%
Above 5.00%	—	—%		100,113	21%		150,475	100%
Total brokered and internet time deposits	$625,634	100%		$469,089	100%		$150,822	100%
Total time deposits	$2,654,557			$1,849,294			$1,620,633
(1) Average rates presented for the years ended December 31, 2025, 2024 and 2023, respectively. (2) Based on rates presented as of period-end.
Further details related to our deposit customer base is presented below as of the dates indicated:

	December 31,
	2025		2024
(dollars in thousands)	Amount	% of total deposits	Amount	% of total deposits
Deposits by customer segment(1)
Consumer	$6,063,015	44%	$4,853,609	43%
Commercial	6,162,221	44%	4,802,105	43%
Public	1,684,725	12%	1,554,720	14%
Total deposits	$13,909,961	100%	$11,210,434	100%
(1) Segments are determined based on the customer account level.

The tables below set forth maturity information on time deposits as of December 31, 2025, categorized by balances less than $250 and greater than $250, exceeding FDIC insurance limits:

(dollars in thousands)	Amount	Weighted average interest rate at period end
Time deposits of $250 and less
Months to maturity:
Three or less	$438,575	3.80%
Over Three to Six	587,087	3.76%
Over Six to Twelve	412,479	3.52%
Over Twelve	497,632	3.49%
Total	$1,935,773	3.65%

Time deposits of greater than $250
Months to maturity:
Three or less	$204,062	3.94%
Over Three to Six	260,532	3.86%
Over Six to Twelve	110,023	3.54%
Over Twelve	144,167	3.53%
Total	$718,784	3.77%
Uninsured deposits are defined as the portion of deposit accounts in U.S. federally insured depository institutions that exceed the FDIC insurance limit and amounts in any other uninsured investment or deposit account that are classified as deposits and are not subject to any federal or state deposit insurance regimes. Collateralized deposits are included within our total uninsured deposits.
As of December 31, 2025, the estimated portion of time deposits outstanding that are otherwise uninsured by maturity were as follows:

(dollars in thousands)	Amount
Months to maturity:
Three or less	$167,225
Over Three to Six	226,959
Over Six to Twelve	97,337
Over Twelve	139,762
Total	$631,283
Further details related to our estimated insured or collateralized deposits and uninsured and uncollateralized deposits is presented below as of the dates indicated:

	December 31,
	2025	2024
Estimated insured or collateralized deposits(1)	$9,825,599	$8,346,796
Estimated uninsured and uncollateralized deposits(1)	$4,084,362	$2,863,638
Estimated uninsured and uncollateralized deposits as a % of total deposits(1)	29.4%	25.5%
Estimated uninsured deposits(2)	$5,777,547	$4,478,898
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

Our level of short-term borrowings fluctuates daily based on funding needs, the sources of funds to meet those needs, and the overall interest rate environment and cost of public funds.
Securities sold under agreements to repurchase and federal funds purchased
We enter into agreements with certain customers to sell certain securities under agreements to repurchase the security the following day. These agreements are made to provide customers with comprehensive treasury management products as a short-term return for their excess funds. Securities sold under agreements to repurchase totaled $9.9 million and $13.5 million at December 31, 2025 and 2024, respectively.
We also maintain lines with certain correspondent banks that provide borrowing capacity in the form of federal funds purchased. Federal funds purchased are short-term borrowings that typically mature within one to fourteen days. Borrowings against these lines, which are classified as federal funds purchased, totaled $90.0 million as of December 31, 2025. There were no such borrowings as of December 31, 2024.
FHLB advances
As a member of the FHLB system, we may utilize advances from the FHLB in order to provide additional liquidity and funding. Under these short-term agreements, we maintain a line of credit that as of December 31, 2025 and 2024 had total borrowing capacity of $2.21 billion and $1.40 billion, respectively. As of December 31, 2025 and 2024, we had qualifying loans pledged as collateral securing these lines amounting to $3.82 billion and $2.61 billion, respectively. There were no FHLB advances outstanding as of December 31, 2025 or December 31, 2024.
Subordinated debt
Prior to the year ended December 31, 2025, we had issued junior subordinated debentures through two separate trusts which issued floating rate trust preferred securities to external investors. The trusts were created for the sole purpose of issuing 30-year capital trust preferred securities to fund the purchase of the junior subordinated debentures. In September 2025, we redeemed notes related to these trusts at the principal amount plus accrued and unpaid interest pursuant to the terms of the debentures. As a result of this redemption, we redeemed $30.9 million of junior subordinated debentures.
Separately, during September 2025, the Bank redeemed $100.0 million of ten-year fixed-to-floating rate subordinated notes. This redemption was executed at the principal amount plus accrued interest, in accordance with the terms of the notes.
On July 1, 2025, we assumed three separate fixed-to-floating rate subordinated notes in connection with our merger with Southern States with a principal balance totaling $92.5 million. As of December 31, 2025, no other subordinated debt remained outstanding apart from the debt assumed through this business combination.
Further details regarding our subordinated debt as of December 31, 2025 are provided below.

(dollars in thousands)	Year established	Maturity	Call date	Total debt outstanding	Interest rate	Coupon structure
February 2032 Subordinated Debt(1)	2022	02/07/2032	03/30/2027	$47,500	3.50%	Quarterly fixed(2)
October 2032 Subordinated Debt(1)	2022	10/26/2032	12/30/2027	40,000	7.00%	Quarterly fixed(2)
December 2031 Subordinated Debt(1)	2021	12/22/2031	12/31/2026	5,000	3.50%	Quarterly fixed(2)
Unamortized fair value marks				(8,830)
Total subordinated debt, net				$83,670
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

Other borrowings
Other borrowings include our finance lease liability totaling $1.1 million and $1.2 million as of December 31, 2025 and 2024, respectively. Additionally, other borrowings include optional rights to repurchase GNMA loans previously sold that meet certain defined delinquency criteria and are eligible for repurchase totaling $28.1 million and $31.4 million as of December 31, 2025 and 2024, respectively. See Note 8, “Leases” and Note 17, “Fair value of financial instruments” within the notes to our consolidated financial statements herein for additional information regarding our finance lease and optional rights to repurchase GNMA loans, respectively.

Other borrowings may periodically include borrowings from the Federal Reserve’s Discount Window or other borrowing programs available to us as an additional source of short-term liquidity. As of December 31, 2025 and 2024, there were no such other borrowings outstanding. Under our Borrower‑in‑Custody arrangement, we are permitted to pledge qualifying loans as collateral while retaining possession of the loan documentation. As of December 31, 2025 and 2024, we had pledged loan collateral totaling $2.88 billion and $2.56 billion, respectively, to the Federal Reserve under the Borrower-in-Custody program, resulting in total borrowing capacity of $2.27 billion and $2.05 billion, respectively.
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
Our investment portfolio is another alternative for meeting liquidity needs. These assets generally have readily available markets that offer conversions to cash as needed. AFS debt securities within our investment portfolio are typically used to secure government, public, trust and other deposits and as collateral for short-term borrowings, letters of credit and derivative instruments. As of December 31, 2025 and 2024, we had pledged securities with carrying values of $810.6 million and $937.0 million, respectively.
Additional sources of liquidity include federal funds purchased, repurchase agreements, FHLB borrowings, Federal Reserve Discount Window borrowings and lines of credit. Interest is charged at the prevailing market rate on federal funds purchased, reverse repurchase agreements and FHLB advances, and at the Federal Reserve’s primary credit rate for Discount Window borrowings.
Overnight advances obtained from the FHLB are used primarily to meet day to day liquidity needs, particularly when the cost of such borrowing compares favorably to the rates that we would be required to pay to attract deposits. There were no FHLB advances outstanding as of December 31, 2025 or December 31, 2024. As of December 31, 2025, we had the ability to borrow $2.21 billion through FHLB advances, all of which remained available. As of December 31, 2024, we had $1.40 billion available, all of which remained available.
Short‑term borrowings from the Federal Reserve’s Discount Window serve as an additional contingent source of liquidity. The Company accesses the Discount Window through its Borrower‑in‑Custody collateral arrangement, which permits the Bank to pledge qualifying loans while retaining custody of the underlying loan documentation. There were no Federal Reserve Discount Window borrowings outstanding as of December 31, 2025 or December 31, 2024. As of December 31, 2025, we had borrowing capacity of $2.27 billion under the Discount Window Borrower‑in‑Custody program, all of which remained available. As of December 31, 2024, capacity totaled $2.05 billion, all of which remained available.
We also maintained unsecured lines of credit with other commercial banks totaling $405.0 million and $370.0 million as of December 31, 2025 and 2024, respectively. These are unsecured, uncommitted lines of credit typically maturing at various times within the next twelve months. Borrowings against these lines, which are classified as federal funds purchased, totaled $90.0 million as of December 31, 2025. There were no such borrowings as of December 31, 2024. As of both December 31, 2025 and 2024, we also had $50.0 million available through the IntraFi network, which allows us to offer banking customers access to FDIC insurance protection on deposits through our Bank which exceed FDIC insurance limits.

Our current on-balance sheet liquidity and available sources of liquidity are summarized in the table below:

	December 31,
(dollars in thousands)	2025	2024
Current on-balance sheet liquidity:
Cash and cash equivalents	$1,155,895	$1,042,488
Unpledged AFS debt securities	649,000	600,965
Equity securities, at fair value	155	—
Total on-balance sheet liquidity	$1,805,050	$1,643,453

Available sources of liquidity:
Unsecured borrowing capacity(1)	$3,915,314	$3,318,091
FHLB remaining borrowing capacity	2,214,796	1,397,905
Federal Reserve discount window	2,268,599	2,053,541
Total available sources of liquidity	$8,398,709	$6,769,537

On-balance sheet liquidity as a percentage of total assets	11.1%	12.5%
On-balance sheet liquidity and available sources of liquidity as a percentage of estimated uninsured and uncollateralized deposits(2)	249.8%	293.8%
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
The Company is a corporation separate and apart from the Bank and, therefore, it must provide for its own liquidity. The Company’s main source of funding is dividends declared and paid by the Bank to the Company. Statutory and regulatory limitations exist that affect the ability of the Bank to pay dividends to the Company. Management believes that these limitations will not impact the Company’s ability to meet its ongoing short-term cash obligations. For additional information regarding dividend restrictions, see the “Item 1. Business - Supervision and regulation,” “Item 1A. Risk Factors - Risks related to our business” and “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Dividends,” each of which is set forth in this Annual Report .
Due to state banking laws and the Federal Reserve's Regulation H, the Bank may not declare dividends in any calendar year in an amount exceeding the total of its net income for that year combined with its retained net income of the preceding two years, without the prior approval of the TDFI and/or Federal Reserve. Based upon these regulations, as of December 31, 2025 and 2024, $36.7 million and $185.9 million of the Bank’s retained earnings were available for the payment of dividends without such prior approval. In addition, dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements. During the year ended December 31, 2025, there were $201.6 million in cash dividends approved by the board for payment from the Bank to the holding company. During the year ended December 31, 2024, there were $61.5 million in cash dividends approved by the board for payment from the Bank to the holding company. Additionally, asset dividends of equity securities amounting to $21.7 million were distributed from the Bank to the holding company during the year ended December 31, 2024. There was no such asset dividend for the year ended December 31, 2025. Subsequent to the year ended December 31, 2025, the Board approved a dividend from the Bank to the holding company to be paid in the first quarter of 2026 for $35.8 million.
During the year ended December 31, 2025, the Company declared shareholder dividends of $0.76 per share, or $38.3 million. During the year ended December 31, 2024, the Company declared shareholder dividends of $0.68 per share, or $32.2 million. Subsequent to year ended December 31, 2025, the Company declared a quarterly dividend in the amount of $0.21 per share, payable on February 24, 2026, to stockholders of record as of February 10, 2026.

Our total shareholders’ equity was $1.95 billion and $1.57 billion as of December 31, 2025 and December 31, 2024, respectively. The increase in shareholders’ equity was primarily attributable to the $368.0 million of common stock issued in connection with our merger with Southern States, net income of $122.6 million and a $44.7 million unrealized loss reclassification adjustment for loss on sale of securities included in net income, net of tax benefit. This increase was partially offset by dividends declared of $38.3 million and stock repurchases of $155.9 million. Book value per common share was $37.64 as of December 31, 2025 and $33.59 as of December 31, 2024.
Our capital management consists of providing adequate equity to support our current and future operations. We are subject to various regulatory capital requirements administered by state and federal banking agencies, including the TDFI, Federal Reserve and the FDIC. Failure to meet minimum capital requirements may prompt certain actions by regulators that, if undertaken, could have a direct material adverse effect on our financial condition and results of operations. The Federal Reserve and the FDIC have issued guidelines governing the levels of capital that banks must maintain. As of December 31, 2025 and 2024, we met all capital adequacy requirements for which we were subject. See additional discussion regarding our capital adequacy and ratios within Note 20, “Minimum capital requirements” in the notes to our consolidated financial statements contained herein.

December 31, 2025	FB Financial Corporation	FirstBank	To be Well-Capitalized(1)
Total risk-based capital ratio	13.2%	12.9%	10.0%
Tier 1 risk-based capital ratio	11.4%	11.7%	8.0%
Common equity tier 1 ratio	11.4%	11.7%	6.5%
Tier 1 leverage ratio	10.3%	10.5%	5.0%
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
Business combinations and goodwill
We apply the acquisition method to business combinations, recording acquired assets and assumed liabilities at estimated fair value as of the acquisition date. Goodwill represents the excess of the purchase consideration over the fair value of net identifiable assets. Determining these fair values requires significant judgment and are based on valuation methodologies that incorporate management's assumptions regarding projected cash flows, credit performance expectations, discount rates and collateral values. These assumptions are inherently uncertain and influenced by market and economic conditions; small changes in key inputs can materially affect the fair values assigned and resulting amount of goodwill recognized.
During the year, we completed the merger of Southern States which resulted in the recognition of goodwill. Goodwill is not amortized but rather is evaluated at least annually for impairment. Also during the year ended December 31, 2025, we performed a qualitative impairment assessment for the Banking reporting unit and concluded that it was not more likely than not that the unit's fair value was below its carrying amount. Accordingly, no quantitative test or impairment of goodwill was required. If future qualitative or quantitative assessments indicate a reduced fair value, due to changes in assumptions such as discount rates, long-term growth rates, expectations or projected earnings, an impairment charge may be required. Adverse changes in these assumptions could reduce the estimated fair value of the reporting unit and could result in an impairment charge.

Allowance for credit losses
The allowance for credit losses represents management’s best estimate of expected credit losses over the life of our loan portfolios as measured at each respective recent balance sheet date. However, significant downturns in circumstances relating to loan quality or economic conditions could necessitate additional provisions or reductions in the ACL. Unanticipated changes and events could have a significant impact on the financial performance of our loan customers and their ability to perform as agreed. The economic indices sourced from economic forecasts and used in developing the ACL include the unemployment rate, U.S. prime rate, and changes in commercial real estate and U.S. housing prices.
Given the dynamic relationship between economic variables within our modeling framework it is difficult to estimate the impact of a change in any one individual variable on the ACL. However, to illustrate a hypothetical sensitivity, we calculated a quantitative allowance using an alternative negative economic scenario. Under this alternative negative economic scenario, a significant deterioration in economic conditions was assumed which would negatively impact the underlying economic variables, compared to our baseline forecast. Below is a comparison of key economic assumptions between these scenarios at the end of each period noted below.

	Q1 2026	Q2 2026	Q3 2026	Q4 2026

Baseline forecast:
Unemployment rate	4.40%	4.60%	4.70%	4.80%
U.S. prime rate	6.00%	5.80%	5.80%	5.40%
CRE price index	1.30%	1.40%	1.50%	1.60%
National housing price index	2.88%	(0.05)%	(0.89)%	(0.05)%

Negative economic scenario:
Unemployment rate	5.50%	6.40%	7.10%	7.20%
U.S. prime rate	6.00%	5.80%	5.40%	5.10%
CRE price index	0.50%	—%	(0.10)%	1.00%
National housing price index	0.60%	(4.90)%	(7.60)%	(6.70)%
Excluding the impact of qualitative considerations, using only the alternative negative economic scenario would result in a hypothetical increase over our recognized ACL of approximately $98.2 million, or 56.3%, at December 31, 2025.
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
The retained mortgage servicing right is initially measured at the fair value of future net cash flows expected to be realized for performing servicing activities. Fair value is determined using an income approach with various assumptions including expected cash flows, prepayment speeds, market discount rates, servicing costs, and other factors. These techniques require management to make estimates regarding future servicing cash flows, taking into consideration historical and forecasted residential mortgage loan prepayment rates, discount rates, escrow balance and servicing costs. Changes in interest rates and prepayments speeds or other factors impact the fair value of the MSR which impacts earnings. The fair value of the MSR was $148.8 million at December 31, 2025.

Based on a hypothetical sensitivity analysis, we estimate that an increase in discount rates of 100 basis points and 200 basis points would reduce the December 31, 2025 fair value of the MSR by approximately 4.70% (or $7.0 million) and 9.00% (or $13.4 million), respectively. Separately, a 10% and 20% increase on the prepayment rates would reduce the December 31, 2025 fair value of the MSR by approximately 2.71% (or $4.0 million) and 5.25% (or $7.8 million), respectively.
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
The following analysis depicts the estimated impact on net interest income and EVE of immediate changes in interest rates at the specified levels for the periods presented:

	Percentage change in:
	Net interest income (1)
Change in interest rates	December 31,
(in basis points)	2025	2024
+400	11.7%	10.4%
+300	9.50%	8.39%
+200	6.57%	5.78%
+100	3.40%	2.97%
-100	(3.48)%	(2.87)%
-200	(6.63)%	(6.06)%

	Percentage change in:
	Economic value of equity (2)
Change in interest rates	December 31,
(in basis points)	2025	2024
+400	(14.8)%	(14.5)%
+300	(11.2)%	(12.3)%
+200	(6.84)%	(7.92)%
+100	(3.03)%	(3.80)%
-100	2.13%	3.08%
-200	3.27%	5.17%
(1)The percentage change represents the projected net interest income for 12 months on a static balance sheet in a stable interest rate environment compared to the projected net interest income in the various rate scenarios.
(2)The percentage change in this column represents our EVE in a stable interest rate environment compared to EVE in the various rate scenarios.
The results for the net interest income simulations as of December 31, 2025 and 2024 resulted in an asset sensitive position. The primary influence of our asset sensitivity is the floating rate structure in many of our loans held for investment as well as the composition of our liabilities which is primarily customer deposits. Our floating-rate loan portfolio is indexed to market rates and the timing and magnitude of loan and deposit repricing varies in proportion to market rate fluctuations. We actively monitor and perform stress tests on our deposit betas as part of our overall management of interest rate risk. This requires the use of various assumptions based on historical relationships of these variables in reaching any conclusion. Since these correlations are based on competitive pricing in the market, we anticipate that our future results will likely be different from the scenario results presented above and such differences could be material.
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
The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2025. In making the assessment, management used the “Internal Control — Integrated Framework” promulgated by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on this assessment management has determined that, as of December 31, 2025, the Company's internal control over financial reporting is effective based on the COSO 2013 framework. Additionally, based upon management's assessment, the Company determined that there were no material weaknesses in its internal control over financial reporting as of December 31, 2025.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2025, has been audited by Crowe LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm
Shareholders and the Board of Directors of FB Financial Corporation
Nashville, Tennessee
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of FB Financial Corporation (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.
Basis for Opinions
The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report on Management’s Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.
Merger – Fair Value of Loans Acquired
As described in Note 2 to the financial statements, on July 1, 2025, the Company completed its merger with Southern States Bancshares Inc. and its wholly-owned subsidiary, Southern States Bank. As a result of the merger, the Company added total assets of $2.8 billion, including total loans of $2.3 billion. The Company applies the acquisition method to business combinations, recording acquired assets and assumed liabilities at estimated fair value as of the acquisition date. Determining these fair values, in particular for loans acquired, requires significant judgment and are based of valuation methods that incorporate management’s assumptions regarding projected cash flows, credit performance expectations, discount rates and collateral values.
We identified auditing the fair value of loans acquired as a critical audit matter as auditing this estimate is especially complex and requires significant management judgment, which led to significant auditor judgment in evaluating the reasonableness of management’s significant assumptions, including the need for assistance from professionals with specialized skill and knowledge.
The primary procedures performed to address the critical audit matter included:
•Testing the effectiveness of controls over management’s estimate of the fair value of the acquired loans, including controls addressing:
◦The identification of purchased credit deteriorated (PCD) loans and ensuring such loans were accurately included in the valuation of the acquired loan portfolio.
◦The reasonableness of the fair value of acquired loans, including management’s review of the results of the third-party valuation, the completeness and accuracy of data inputs used, and the reasonableness of significant assumptions applied by the third party.
•Substantively testing management’s process for determining the fair value of the acquired loan portfolio, which included:
◦Evaluation of the completeness and accuracy of data inputs used as a basis for the valuation.
◦Evaluation of the completeness of PCD loans and their inclusion in the valuation of the acquired loan portfolio.
◦Evaluation, with the assistance of professionals with specialized skill and knowledge, of the appropriateness of management’s methodology and reasonableness of management’s judgments related to the significant valuation assumptions used in the estimate of the fair value of the acquired loans.
◦Testing the mathematical accuracy of the estimated fair value, including the application of the significant assumptions used in the calculation.
Allowance for Credit Losses on Loans – Model Design and Qualitative Factors
As described in Note 1 to the financial statements, the Company estimates expected credit losses on loans held for investment utilizing the current expected credit loss (“CECL”) methodology. The allowance for credit losses on loans represents the portion of the loan’s amortized cost basis that the Company does not expect to collect due to credit losses over the loan’s life, considering past events, current conditions, and reasonable and supportable forecasts of future economic conditions.
Beginning on June 30, 2025, the Company made changes to the estimation techniques and certain related inputs and assumptions used in estimating its expected credit losses on its loan portfolios. Prior to the changes, the Company primarily used a lifetime loss rate model to determine the allowance for credit losses. The Company now employs a discounted cash flow estimation technique, adjusted for current conditions and reasonable and supportable forecasts, for estimating expected credit losses of its loan segments, except consumer and other loans, which utilize the weighted average remaining maturity loss rate technique. As part of these updates to the estimation techniques, management updated certain related inputs and assumptions used to estimate the expected credit loss. The changes in the estimation techniques and certain related inputs and assumptions used in the determination of the Company’s expected credit losses on its loan portfolio was determined by management to be a change in estimate and is accounted for prospectively after the transition date.
As noted above, following the transition date, the Company now utilizes a discounted cash flow estimate technique, adjusted for current conditions and reasonable and supportable forecast, to estimate the expected credit losses of its loan segments, except consumer and other loans, which utilizes the weighted average remaining maturity loss rate technique. The discounted cash flow estimation technique pairs loan-level contractual term information including maturity date, payment amount and interest rate with pool level assumptions such as default rates, severity rates and prepayment speeds to estimate expected cash flows for the pool. The Company utilizes forecast inputs provided by third parties to forecast losses during the reasonable and supportable period and reversion period utilizing models that provide a correlation to the Company and its peers’ historical losses. The discounted cash flow models produce an estimated net present value of each loan which is compared to the amortized cost and the resulting difference is the initial modeled quantitative expected credit loss estimate.
Adjustments to the quantitative results are made using qualitative factors. These factors include but are not limited to: levels of and trends in delinquencies and performance of loans; levels of and trends in write-offs and recoveries collected; trends in volume and terms of loans; effects of any changes in reasonable and supportable economic forecasts; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and expertise; available relevant information sources that contradict the Company’s own forecast; effects of changes in prepayment expectations or other factors affecting assessments of loan contractual terms; industry conditions; and effects of changes in credit concentrations.
We identified the auditing of the model design and the qualitative factors related to the allowance for credit losses on loans as a critical audit matter. With the change in estimate, a new loss estimation model was developed, and a significant amount of auditor judgment was required to evaluate the conceptual soundness in the design of the quantitative model. In addition, qualitative factors are subjective and require significant management judgment in their determination and significant auditor judgment in the evaluation of their reasonableness.
The primary procedures we performed to address the critical audit matter included:
•Testing the effectiveness of controls over the evaluation of the conceptual design and construction of the models and the evaluation of the qualitative factors, including controls addressing:
◦Management’s judgments in the design of the quantitative and qualitative models.
◦Management’s reconciliation and testing of loan data inputs to the models.
◦Management’s review of the results of the third-party model validation.
◦Management’s review and approval of the qualitative factors.
•Substantively testing management’s process related to the conceptual design and construction of the models and determination of qualitative factors, which included:
◦Evaluation, with the assistance of professionals with specialized skill and knowledge, of the reasonableness of management’s judgments related to the conceptual design and construction of the models.
◦Evaluation of the relevance and reliability of data utilized in the quantitative and qualitative models, including reconciliation and testing of loan data inputs.
◦Evaluation of the reasonableness of management’s judgments related to qualitative factors to determine if they are calculated to conform with management’s policies and were consistently applied from the transition date to year end.

/s/ Crowe LLP

We have served as the Company's auditor since 2018.

Franklin, Tennessee
February 26, 2026

FB Financial Corporation and subsidiaries
Consolidated balance sheets
(Amounts are in thousands except share and per share amounts)

	December 31,
	2025	2024
ASSETS
Cash and due from banks	$196,213	$120,153
Federal funds sold and reverse repurchase agreements	213,391	125,825
Interest-bearing deposits in financial institutions	746,291	796,510
Cash and cash equivalents	1,155,895	1,042,488
Investments:
Available-for-sale debt securities, at fair value	1,459,579	1,538,008
Equity securities, at fair value	155	—
Restricted equity securities, at cost	79,046	32,749
Loans held for sale (includes $172,974 and $95,403 at fair value, respectively)	201,076	126,760
Loans held for investment	12,383,626	9,602,384
Less: allowance for credit losses on loans HFI	185,983	151,942
Net loans held for investment	12,197,643	9,450,442
Premises and equipment, net	182,370	148,899
Operating lease right-of-use assets	49,249	47,963
Interest receivable	58,565	49,611
Mortgage servicing rights, at fair value	148,795	162,038
Bank-owned life insurance	111,865	72,504
Other real estate owned, net	6,009	4,409
Goodwill	350,353	242,561
Core deposit and other intangibles, net	31,284	5,762
Other assets	268,408	233,288
Total assets	$16,300,292	$13,157,482
LIABILITIES
Deposits
Noninterest-bearing	$2,634,395	$2,116,232
Interest-bearing checking	2,651,369	2,906,425
Money market and savings	5,969,640	4,338,483
Customer time deposits	2,028,923	1,380,205
Brokered and internet time deposits	625,634	469,089
Total deposits	13,909,961	11,210,434
Borrowings	212,764	176,789
Operating lease liabilities	60,556	60,024
Accrued expenses and other liabilities	168,753	142,604
Total liabilities	14,352,034	11,589,851
SHAREHOLDERS’ EQUITY
Common stock, $1 par value per share; 75,000,000 shares authorized; 51,752,401 and 46,663,120 shares issued and outstanding, respectively	51,752	46,663
Additional paid-in capital	1,082,344	860,266
Retained earnings	846,620	762,293
Accumulated other comprehensive loss, net	(32,551)	(101,684)
Total FB Financial Corporation common shareholders’ equity	1,948,165	1,567,538
Noncontrolling interest	93	93
Total equity	1,948,258	1,567,631
Total liabilities and shareholders’ equity	$16,300,292	$13,157,482
See the accompanying notes to the consolidated financial statements.

FB Financial Corporation and subsidiaries
Consolidated statements of income
(Amounts are in thousands, except per share amounts)

5

	Years Ended December 31,
	2025	2024	2023
Interest income:
Interest and fees on loans	$731,923	$626,402	$599,195
Interest on investment securities
Taxable	57,907	50,057	27,257
Tax-exempt	4,185	4,749	7,153
Other	39,911	44,330	44,805
Total interest income	833,926	725,538	678,410

Interest expense:
Deposits	309,207	296,345	258,819
Borrowings	8,619	12,690	12,374
Total interest expense	317,826	309,035	271,193
Net interest income	516,100	416,503	407,217
Provision for credit losses on loans HFI	33,189	14,667	16,738
Provision for (reversal of) credit losses on unfunded commitments	10,089	(2,663)	(14,199)
Net interest income after provision for credit losses	472,822	404,499	404,678

Noninterest income:
Mortgage banking income	52,444	46,634	44,692
Investment services and trust income	16,333	14,191	11,320
Service charges on deposit accounts	15,104	13,234	12,154
ATM and interchange fees	12,089	11,465	10,282
Loss from investment securities, net	(60,457)	(56,378)	(13,973)
Loss on sales or write-downs of premises and equipment, other real estate owned and other assets, net	(1,166)	(2,167)	(27)
Other income	9,563	12,091	6,095
Total noninterest income	43,910	39,070	70,543

Noninterest expenses:
Salaries, commissions and employee benefits	217,721	183,813	203,441
Occupancy and equipment expense	28,085	26,250	28,148
Merger and integration costs	23,803	—	—
Data processing	9,740	9,642	9,230
Advertising	9,582	7,007	8,267
Legal and professional fees	8,148	7,679	8,890
Amortization of core deposit and other intangibles	5,298	2,947	3,659
Other expense	75,837	59,561	63,294
Total noninterest expense	378,214	296,899	324,929
Income before income taxes	138,518	146,670	150,292
Income tax expense	15,880	30,619	30,052
Net income applicable to FB Financial Corporation and noncontrolling interest	122,638	116,051	120,240
Net income applicable to noncontrolling interest	16	16	16
Net income applicable to FB Financial Corporation	$122,622	$116,035	$120,224

Earnings per common share:
Basic	$2.47	$2.48	$2.57
Diluted	2.45	2.48	2.57
See the accompanying notes to the consolidated financial statements.

FB Financial Corporation and subsidiaries
Consolidated statements of comprehensive income
(Amounts are in thousands)

	Years Ended December 31,
	2025	2024	2023
Net income applicable to FB Financial Corporation and noncontrolling interest	$122,638	$116,051	$120,240
Other comprehensive income, net of tax:
Net unrealized gain (loss) in available-for-sale securities, net of tax expense (benefit) of $8,610, $(2,744), and $8,706	24,421	(8,217)	24,802
Reclassification adjustment for loss on securities included in net income, net of tax benefit of $15,759, $14,692, and $3,668	44,712	41,686	10,406
Net unrealized loss in hedging activities, net of tax benefit of $—, $151, and $176	—	(428)	(500)
Total other comprehensive income, net of tax	69,133	33,041	34,708
Comprehensive income applicable to FB Financial Corporation and noncontrolling interest	191,771	149,092	154,948
Comprehensive income applicable to noncontrolling interest	16	16	16
Comprehensive income applicable to FB Financial Corporation	$191,755	$149,076	$154,932
See the accompanying notes to the consolidated financial statements.

FB Financial Corporation and subsidiaries
Consolidated statements of changes in shareholders’ equity
(Amounts are in thousands except per share amounts)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss, net	Total common shareholders’ equity		Noncontrolling interest	Total shareholders’ equity
Balance at December 31, 2022	$46,738	$861,588	$586,532	$(169,433)	$1,325,425		$93	$1,325,518
Net income attributable to FB Financial Corporation and noncontrolling interest	—	—	120,224	—	120,224		16	120,240
Other comprehensive income, net of taxes	—	—	—	34,708	34,708		—	34,708
Repurchase of common stock	(136)	(4,808)	—	—	(4,944)		—	(4,944)
Stock-based compensation expense	9	10,372	—	—	10,381		—	10,381
Restricted stock units vested and distributed, net of shares withheld	149	(2,213)	—	—	(2,064)		—	(2,064)
Performance-based restricted stock units vested, net of taxes	68	(1,383)	—	—	(1,315)	—	—	(1,315)
Shares issued under employee stock purchase program	21	702	—	—	723		—	723
Dividends declared ($0.60 per share)	—	—	(28,344)	—	(28,344)		—	(28,344)
Noncontrolling interest distribution	—	—	—	—	—		(16)	(16)
Balance at December 31, 2023:	$46,849	$864,258	$678,412	$(134,725)	$1,454,794		$93	$1,454,887
Net income attributable to FB Financial Corporation and noncontrolling interest	—	—	116,035	—	116,035		16	116,051
Other comprehensive income, net of taxes	—	—	—	33,041	33,041		—	33,041
Repurchase of common stock	(353)	(12,346)	—	—	(12,699)		—	(12,699)
Stock-based compensation expense	6	9,479	—	—	9,485		—	9,485
Restricted stock units vested, net of taxes	110	(1,612)	—	—	(1,502)		—	(1,502)
Performance-based restricted stock units vested, net of taxes	30	(374)	—	—	(344)		—	(344)
Shares issued under employee stock purchase program	21	861	—	—	882		—	882
Dividends declared ($0.68 per share)	—	—	(32,154)	—	(32,154)		—	(32,154)
Noncontrolling interest distribution	—	—	—	—	—		(16)	(16)
Balance at December 31, 2024:	$46,663	$860,266	$762,293	$(101,684)	$1,567,538		$93	$1,567,631
Net income attributable to FB Financial Corporation and noncontrolling interest	—	—	122,622	—	122,622		16	122,638
Other comprehensive income, net of taxes	—	—	—	69,133	69,133		—	69,133
Common stock issued in connection with acquisition of Southern States Bancshares, Inc. (See Note 2)	8,124	359,904	—	—	368,028		—	368,028
Repurchase of common stock	(3,232)	(152,682)	—	—	(155,914)		—	(155,914)
Stock-based compensation expense	7	17,301	—	—	17,308		—	17,308
Restricted stock units vested, net of taxes	140	(2,671)	—	—	(2,531)		—	(2,531)
Performance-based restricted stock units vested, net of taxes	33	(654)	—	—	(621)		—	(621)
Shares issued under employee stock purchase program	17	880	—	—	897		—	897
Dividends declared ($0.76 per share)	—	—	(38,295)	—	(38,295)		—	(38,295)
Noncontrolling interest distribution	—	—	—	—	—		(16)	(16)
Balance at December 31, 2025:	$51,752	$1,082,344	$846,620	$(32,551)	$1,948,165		$93	$1,948,258
See the accompanying notes to the consolidated financial statements.

FB Financial Corporation and subsidiaries
Consolidated statements of cash flows
(Amounts are in thousands)

	Years Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income applicable to FB Financial Corporation and noncontrolling interest	$122,638	$116,051	$120,240
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed assets and software	12,054	11,966	11,180
Amortization of core deposit and other intangibles	5,298	2,947	3,659
Amortization of subordinated debt issuance costs and fair value premium, net	888	386	387
Capitalization of mortgage servicing rights	(3,773)	(4,984)	(7,192)
Net change in fair value of mortgage servicing rights	17,016	7,195	11,308
Stock-based compensation expense	17,308	9,485	10,381
Provision for credit losses on loans HFI	33,189	14,667	16,738
Provision for (reversal of) credit losses on unfunded commitments	10,089	(2,663)	(14,199)
Provision for (reversal of) mortgage loan repurchases	186	235	(650)
Accretion of discounts and premiums on acquired loans, net	(13,371)	(657)	(694)
(Accretion) amortization of premiums and discounts on securities, net	(3,078)	2,180	6,106
Loss from investment securities, net	60,457	56,378	13,973
Originations of loans held for sale	(1,380,264)	(1,222,606)	(1,199,362)
Proceeds from sale of loans held for sale	1,336,371	1,206,725	1,276,596
Gain on sale and change in fair value of loans held for sale	(38,699)	(33,700)	(28,541)
Net loss on write-downs of premises and equipment, other real estate owned and other assets	1,166	2,167	27
Reversal of deferred income taxes	(4,895)	(1,763)	(1,415)
Equity method investment loss	2,359	—	—
Earnings on bank-owned life insurance	(3,441)	(3,753)	(1,871)
Changes in:
Operating lease assets and liabilities, net	(754)	(1,287)	3,637
Other assets and interest receivable	(12,494)	(27,679)	6,564
Accrued expenses and other liabilities	(2,387)	7,510	(15,800)
Net cash provided by operating activities	155,863	138,800	211,072
Cash flows from investing activities:
Activity in available-for-sale securities:
Sales	266,894	526,441	100,463
Maturities, prepayments and calls	301,045	299,814	128,206
Purchases	(421,485)	(905,431)	(202,054)
Proceeds from sales of equity securities	2,642	—	3,091
Net change in loans	(515,018)	(211,941)	(97,302)
Net redemptions of FHLB stock	2,406	1,441	24,451
Purchases of Federal Reserve stock	(45,227)	—	—
Purchases of premises and equipment	(8,849)	(6,546)	(20,229)
Proceeds from the sale of premises and equipment	1,850	1,009	123
Proceeds from the sale of other real estate owned	6,443	2,323	6,083
Purchase of equity method securities	—	(10,000)	—
Proceeds from the sale of other assets	2,620	1,494	1,717
Proceeds from bank-owned life insurance	4,051	7,392	236
Net cash acquired in business combinations	370,147	—	—
Net cash used in investing activities	(32,481)	(294,004)	(55,215)

FB Financial Corporation and subsidiaries
Consolidated statements of cash flows (continued)
(Amounts are in thousands)

	Years Ended December 31,
	2025	2024	2023
Cash flows from financing activities:
Net increase (decrease) in deposits	$230,997	$657,650	$(312,897)
Net increase (decrease) in securities sold under agreements to repurchase and federal funds purchased	86,366	(95,265)	21,819
Bank Term Funding Program (repayments) advances	—	(130,000)	130,000
Net decrease in short-term FHLB advances	—	—	(175,000)
Redemptions on subordinated debt	(130,930)	—	—
Stock-based compensation withholding payments	(3,152)	(1,846)	(3,379)
Net proceeds from sale of common stock under employee stock purchase program	897	882	723
Repurchase of common stock	(155,914)	(12,699)	(4,944)
Dividends paid on common stock	(37,887)	(31,780)	(28,057)
Dividend equivalent payments made upon vesting of equity compensation	(336)	(166)	(226)
Noncontrolling interest distribution	(16)	(16)	(16)
Net cash (used in) provided by financing activities	(9,975)	386,760	(371,977)
Net change in cash and cash equivalents	113,407	231,556	(216,120)
Cash and cash equivalents at beginning of the period	1,042,488	810,932	1,027,052
Cash and cash equivalents at end of the period	$1,155,895	$1,042,488	$810,932

Supplemental cash flow information:
Interest paid	$320,459	$303,662	$261,032
Taxes paid, net of refunds	20,969	43,195	37,937
Supplemental noncash disclosures:
Transfers from loans HFI to other real estate owned	$8,205	$3,458	$2,736
Transfers from loans HFI to other assets	5,939	4,362	2,925
Transfers from other real estate owned to other assets	—	—	75
Transfers from loans HFI to loans held for sale	5,306	1,054	13,720
Transfers from loans held for sale to loans HFI	11,083	1,850	3,273
Loans HFI provided for sales of other assets	1,337	1,078	911
(Decrease) increase in rebooked GNMA loans under optional repurchase program	(3,255)	10,128	(4,982)
Stock consideration paid in business combination	368,028	—	—
Dividends declared not paid on restricted stock units and performance stock units	408	374	287
Right-of-use assets obtained in exchange for operating lease liabilities	6,404	5,973	7,300
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
FirstBank (the “Bank”), a direct subsidiary of the Company, headquartered in Nashville, provides a comprehensive suite of commercial and consumer banking services to clients in select markets. These services are offered through the Bank’s 90 full-service branches throughout Tennessee, Kentucky, Alabama and Georgia, as well as other limited servicing banking, ATM and mortgage loan production locations serving metropolitan and community markets across its footprint.
(B) Basis of presentation and use of estimates
The accompanying consolidated financial statements include the Company and its wholly-owned subsidiaries, namely the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.
The accounting policies followed by the Company and its subsidiaries and the methods of applying these principles conform with accounting principles generally accepted in the United States of America and general banking industry. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period, the most significant of which relate to business combinations and goodwill, the allowance for credit losses and mortgage servicing rights.
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
Accrued interest receivable for available-for-sale securities is separated from other components of amortized cost and presented separately on the consolidated balance sheets. The amortization and accretion of purchase premiums or discounts is recognized as interest income on the level-yield method assuming prepayments, when appropriate.
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
If the Company does not intend to sell the security and it is not more likely than not to be required to sell the security before recovery of its amortized cost basis, the difference between the amortized cost and the fair value is separated into estimated credit losses and all other factors. Estimated credit losses are recorded as an allowance for credit losses and recognized in earnings as a provision for credit losses. Amounts related to other, non-credit related factors are recognized in other comprehensive income, net of applicable taxes.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
The Company did not record any provision for credit losses for its available-for-sale debt securities during the years ended December 31, 2025 and 2024, as declines in fair value below amortized cost were determined to be non-credit related.
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
Held-to-maturity securities
Debt securities are classified as held-to-maturity and carried at amortized cost, excluding accrued interest, when management has the positive intent and ability to hold them to maturity. At December 31, 2025 and 2024, the Company did not own any securities classified as held-to-maturity.
Trading account securities
Trading account securities are held for the purpose of buying and selling securities at a profit. Trading account securities are carried at fair value on the balance sheet, with any periodic changes in fair value recorded through income. At December 31, 2025 and 2024, the Company did not own any securities classified as trading.
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
Restricted equity securities, at cost
The Company holds investments in FHLB and FRB stock and presents these as restricted equity securities on the balance sheet. These investments are accounted for in accordance with ASC 942-325 “Financial Services-Depository and Lending-Investments-Other.” These securities do not have a readily determinable fair value because ownership is restricted and lacks a market as all transactions are executed at par value with the respective agency as the sole purchaser. The securities are carried at cost and evaluated for impairment based upon management’s assessment of the recoverability of the par value. Ownership of FHLB stock is required to participate in the FHLB system and varies based upon the amount of FHLB advances. Ownership of the FRB stock is required to participate in the FRB system. In addition to these regulatory investments, the Company holds shares in two bankers' banks, which are likewise restricted, non-marketable equity interests carried at cost and evaluated for impairment consistent with the Company’s policy for restricted equity securities.
(E) Loans held for sale
Mortgage loans held for sale
Mortgage loans originated and intended for sale in the secondary market are carried at fair value under the fair value option as permitted under the guidance in ASC 825, “Financial Instruments,” until sold. Electing to measure these assets at fair value reduces certain timing differences and more accurately matches the changes in fair value of the loans with changes in the fair value of derivative instruments used to economically hedge them. The change in fair value of both loans held for sale and the related derivative instruments are recorded in mortgage banking income in the consolidated statements of income. Gains and losses on sale are recognized at the time the loan is sold. Pass through origination costs and related loan fees are also included in mortgage banking income.

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
The allowance for credit losses is based on the loan’s amortized cost basis, excluding accrued interest receivable, as the Company promptly charges off uncollectible accrued interest receivable. Management’s determination of the appropriateness of the allowance is based on periodic evaluation of the loan portfolio, lending-related commitments and other relevant factors, including macroeconomic forecasts and historical loss rates. The Company’s estimates of credit losses incorporate forward-looking macroeconomic projections throughout the reasonable and supportable forecast period and the subsequent historical reversion at the macroeconomic variable input level. The contractual term of the loan is adjusted for estimated prepayments based on historical prepayment and market information which is used to derive an estimated loan life. In the future, the Company may update information and forecasts that may cause significant changes in the estimate in future periods.
The Company utilizes a discounted cash flow estimate technique, adjusted for current conditions and reasonable and supportable forecast, to estimate the expected credit losses of its loan segments, except consumer and other loans, which utilizes the weighted average remaining maturity loss rate technique. The discounted cash flow estimation technique pairs loan-level contractual term information including maturity date, payment amount and interest rate with pool level assumptions such as default rates, severity rates and prepayment speeds to estimate expected cash flows for the pool. The Company utilizes forecast inputs provided by third-parties to forecast losses during the reasonable and supportable period and reversion period utilizing models that provide the strong correlation to the Company and its peers’ historical

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
losses. These forecast inputs include the national unemployment rate, the change in the national housing price index, the change in the national commercial real estate index and the prime rate. All significant model assumptions are recalibrated at least annually and approved by the ACL Committee. The discounted cash flow models produce an estimated net present value of each loan which is compared to the amortized cost and the resulting difference is the initial modeled quantitative expected credit loss estimate.
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
1-4 family mortgage loans. The Company’s residential real estate 1-to-4 family mortgage loans are primarily made with respect to and secured by single family homes in a first lien position which are both owner-occupied and investor owned. This pool also includes 100% financed mortgages that consist of 1-to-4 family mortgages that are originated under a 100% financing program for first time home buyers. 100% financed mortgages loans are further evaluated separately from the 1-4 family mortgage pool due to high initial loan-to-value. This pool also includes the Company’s manufactured housing loans secured by real estate collateral. Repayment of loans in this loan segment are primarily dependent upon the cash flow of the borrower and the value of the property.
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
Prior to June 30, 2025, the Company calculated its expected credit loss estimate using a lifetime loss rate methodology. The Company utilized probability-weighted forecasts, which considered multiple macroeconomic variables from a third-party that were applicable to each type of loan. Refer to the Company’s 2024 Annual Report on Form 10-K where a detailed discussion can be found regarding the Company’s ACL methodology that was in place prior to June 30, 2025, specifically in Note 1, “Basis of presentation and summary of significant accounting policies.”
Following a periodic review of its credit loss estimation process, the Company concluded that a discounted cash flow estimation technique, adjusted for current conditions and reasonable and supportable forecasts, is a more preferred approach for estimating the expected credit losses of its loan segments, except consumer and other loans, which utilize the weighted average remaining maturity loss rate technique. The Company determined that the use of the updated estimate techniques and related inputs and assumptions enhances the transparency, accuracy and relevance of information relating to its allowance for credit losses through the application of data and calculations more clearly calibrated to the Company’s historical experience, the nature of its loan portfolio and unfunded commitments, and expectations for future economic conditions and corresponding expected losses.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
The changes in the estimation techniques and certain related inputs and assumptions used in the determination of the Company’s expected credit losses on its loan portfolio and unfunded commitments did not have a material impact to the Company’s operating results and financial condition. The change in estimation technique took place as of June 30, 2025 and was accounted for prospectively.
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
Effective June 30, 2025, the Company changed its estimation technique for expected credit losses on its loan portfolio and unfunded commitments. This change was accounted for as a change in estimate on a prospective basis. See Note 14, “Commitments and Contingencies,” for additional details related to this change in estimate.
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
Premises and equipment and other long-lived assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value. At December 31, 2024, the Company had an impairment charge of $2,349 on two decommissioned facilities recorded in gain (loss) on sales or write-downs of premises and equipment, other real estate owned and other assets on the consolidated statements of income. There was no such impairment at December 31, 2025 or 2023.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
(K) Other real estate owned
Real estate acquired through, or in lieu of, loan foreclosure is initially recorded at fair value less the estimated cost to sell at the date of foreclosure, which may establish a new cost basis. Other real estate owned may also include excess facilities and properties held for sale as described in Note 6, “Other real estate owned.” Physical possession of residential real estate property collateralizing a consumer mortgage loan occurs when legal title is obtained upon completion of foreclosure or when the borrower conveys all interest in the property to satisfy the loan. After initial measurement, valuations are periodically performed by management and the asset is carried at the lower of carrying amount or fair value less costs to sell. Revenue and expenses from operations are included in other noninterest income and noninterest expenses. Losses due to the valuation of the property are included in gain (loss) on sales or write-downs of premises and equipment, other real estate owned and other assets on the consolidated statements of income.
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
(O) Goodwill and other intangibles
Goodwill represents the excess of the purchase price over the estimated fair value of identifiable net assets associated with acquisition transactions. Goodwill is assigned to the Company’s reporting units, Banking or Mortgage, and tested for impairment annually, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. As part of its testing, the Company may elect to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the results of the qualitative assessment indicate that more likely than not a reporting unit’s fair value is less than its carrying amount, the Company determines the fair value of the respective reporting unit (through the application of various quantitative valuation methodologies) relative to its carrying amount to determine whether quantitative indicators of potential impairment are present. The Company may also elect to bypass the qualitative assessment and begin with the quantitative assessment. If the results of the quantitative assessment indicate that the fair value of the reporting unit is below its carrying amount, the Company will recognize an impairment loss in noninterest expense for the amount that the reporting unit’s carrying amount exceeds its fair value (up to the amount of goodwill recorded). All goodwill balances during the years ended December 31, 2025 and 2024 were assigned to the Banking reporting unit and no impairment charges recognized.
Other intangible assets consist of core deposit intangible assets arising from whole bank and branch acquisitions in addition to a customer trust intangible. All intangible assets are initially measured at fair value and then amortized over their estimated useful lives.
See Note 7, “Goodwill and intangible assets” for additional information on goodwill and other intangibles.
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
The Company’s policy is to recognize interest and penalties on uncertain tax positions in income tax expense in the consolidated statements of income. There were no amounts related to uncertain tax positions recognized for the years ended December 31, 2025, 2024 or 2023.
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

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
The following is a summary of the basic and diluted earnings per common share calculation for each of the periods presented:

	Years Ended December 31,
	2025	2024	2023
Basic earnings per common share:
Earnings available to common shareholders	$122,622	$116,035	$120,224
Weighted average basic shares outstanding	49,744,804	46,737,217	46,781,214
Basic earnings per common share	$2.47	$2.48	$2.57
Diluted earnings per common share:
Earnings available to common shareholders	$122,622	$116,035	$120,224
Weighted average basic shares outstanding	49,744,804	46,737,217	46,781,214
Weighted average diluted shares contingently issuable(1)	325,317	135,408	41,578
Weighted average diluted shares outstanding	50,070,121	46,872,625	46,822,792
Diluted earnings per common share	$2.45	$2.48	$2.57
 (1) Excludes 13,281, 2,235 and 172,677 restricted stock units outstanding considered to be antidilutive as of December 31, 2025, 2024 and 2023, respectively.
(U) Segment reporting
ASC 280, “Segment Reporting,” requires information be reported about a company's reporting segments using a “management approach.” Identifiable reporting segments are defined as those revenue-producing components for which discrete financial information is utilized internally and which are subject to evaluation by the chief operating decision maker in making resource allocation decisions. Based on this guidance, the Company has identified two reporting segments - Banking and Mortgage. The Banking segment, the Company's primary segment, provides a full range of deposit and lending services to corporate, commercial and consumer customers. The Company also originates conforming residential mortgage loans through the Mortgage segment which engages in servicing and sale of mortgage loans through the secondary markets. Certain financial information has been presented in Note 19, “Segment reporting.”
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
Stock-based compensation expense is recognized in accordance with ASC 718-20, “Compensation – Stock Compensation Awards Classified as Equity.” Compensation expense for RSUs is equal to the fair market value at the grant date and recognized over the vesting period. Compensation expense for PSUs is estimated each period based on the fair value of the stock at the grant date and the most probable outcome of the performance condition, adjusted for the passage of time within the vesting period of the awards. The Company has elected to record forfeitures as they occur. The summary of RSUs, PSUs, and stock-based compensation expense is presented in Note 22, “Stock-based compensation".
(W) Subsequent events
In accordance with ASC 855, “Subsequent Events,” the Company has evaluated events and transactions that occurred after December 31, 2025 through the date of the issued consolidated financial statements for potential recognition and disclosure.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
Recently adopted accounting standards
In December 2023, the FASB issued ASU 2023-08, “Intangibles – Goodwill and Other-Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets.” This update requires entities to present crypto assets measured at fair value separately from other intangible assets on the balance sheet and reflect changes from remeasurement in net income. Additionally, an entity that receives crypto assets as noncash consideration in the ordinary course of business and converts them nearly immediately into cash is required to classify those cash receipts as cash flows from operating activities. Lastly, the update requires entities to provide interim and annual disclosures about the types of crypto assets they hold and any changes in their holdings of crypto assets. This guidance became effective January 1, 2025. Currently, the Company does not hold or facilitate transactions with crypto assets; however, if circumstances change the Company will evaluate any crypto asset activities and the applicable consolidated financial statement and disclosure requirements in accordance with the guidance.
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The amendments in this update enhance the transparency and decision usefulness of income tax disclosures. This ASU requires disclosures of specific categories and disaggregation of information in the rate reconciliation table. The ASU also requires disclosure of disaggregated information related to income taxes paid, income or loss from continuing operations before income tax expense or benefit, and income tax expense or benefit from continuing operations. The requirements of the ASU became effective for annual periods beginning after December 15, 2024. The Company has adopted this standard on a prospective basis and these certain disclosures can be found in Note 13, “Income Taxes”. The adoption of this standard did not have a material impact on the Company’s income tax disclosures.
Newly issued not yet effective accounting standards
In November 2024, the FASB issued ASU 2024-03, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” This update is intended to provide investors more detailed disclosures around specific types of expenses. This ASU requires certain details for expenses presented on the face of the consolidated statements of income as well as selling expenses to be presented in the notes to the consolidated financial statements. This update is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The disclosure updates are required to be applied prospectively with the option for retrospective application. The Company is evaluating the impact this will have on the Company's consolidated financial statements and related disclosures.
In November 2025, the FASB issued ASU 2025-08, “Financial Instruments – Credit Losses (Topic 326): Purchased Loans.” Under Topic 326, when loans are purchased the acquirer is required to make a determination as to which loans are PCD and which are non-PCD. PCD loans are then accounted for using the gross-up approach, which requires the recognition of an ACL for the estimate of credit losses at acquisition date by recording an offsetting gross-up adjustment to the purchase price of the acquired financial asset. Under this amendment, the gross-up approach is expanded and applied to non-PCD loans (except credit cards) that are deemed to be seasoned. A purchased seasoned loans is defined as a loan (excluding credit cards) that is acquired without credit deterioration and acquired either through a business combination transaction, or acquired at least 90 days after origination where the acquirer was not involved in the origination of the loan. This update is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. The amendments are to be applied prospectively to loans that are acquired on or after the initial application date and early adoption is permitted in an interim or annual reporting period. The Company did not early adopt this amendment in the current period, but may consider early adoption of this update prior to its required effective date.
In November 2025, the FASB issued ASU 2025-09, “Derivatives and Hedging (Topic 815): Hedge Accounting Improvements.” The objective of this update is to more closely align hedge accounting with the economics of an entity’s risk management activities. The update addresses five specific issues with the intent to better reflect hedging strategies with financial reporting by enabling entities to achieve and maintain hedge accounting for highly effective economic hedges of forecasted transactions. While not currently applicable, as the Company does not have any hedging activity, the Company is evaluating the impact this will have on the Company's consolidated financial statements and related disclosures should hedging activities occur.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
Note (2)—Mergers and acquisitions:
On July 1, 2025, the Company completed its merger with Southern States Bancshares, Inc. and its wholly-owned subsidiary, Southern States Bank, with FB Financial Corporation continuing as the surviving entity. After consolidating duplicative locations, the merger added 13 branches and expanded the Company’s footprint in Alabama and Georgia. The Company transferred consideration of $368,028 through a combination of the issuance of 8,124,241 shares of common stock and payment of $327 in cash to settle outstanding stock options and cash in lieu of fractional shares. As a result of the merger, the Company added total assets of $2,830,374, total loans of $2,267,305 and total deposits of $2,468,530.
The merger with Southern States Bancshares, Inc. was accounted for pursuant to ASC 805, “Business Combinations”. Accordingly, the purchase price of the merger was allocated to the acquired assets and liabilities assumed based on estimated fair values as of July 1, 2025. The excess of the purchase price over the net assets acquired was recorded as goodwill.
The calculation of goodwill is subject to change for up to one year after the date of acquisition as additional information relative to the closing date estimates and uncertainties become available. As such, goodwill recorded in connection with the Southern States merger is not final and subject to change if additional information becomes available during the measurement period. Additionally, the final goodwill calculation may be impacted by the completion of the final tax return for Southern States. Preliminary goodwill of $107,792 was recorded in connection with the transaction. The goodwill is not deductible for income tax purposes. Goodwill is included in the Banking segment as substantially all of the operations resulting from the merger with Southern States are in alignment with the Company’s banking business.
The Company recognized a core deposit intangible of $30,820 and is amortizing the intangible asset over its estimated useful life of 10 years using the sum of years digits method.
The Company incurred $23,803 in merger expenses during the year ended December 31, 2025 in connection with this transaction. These expenses are primarily comprised of legal and professional fees, severance and other employee-related costs, and costs associated with branch consolidation, conversion and integration activities. Additional merger-related and integration costs will be expensed in future periods as incurred.
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
Purchased credit-deteriorated loans
Under the CECL methodology, the Company is required to determine whether purchased loans held for investment have experienced more-than-insignificant deterioration in credit quality since origination, and, if so, the loan is classified as a PCD loan. Loans that have experienced this level of deterioration in credit quality are subject to special accounting at initial recognition and measurement. The Company initially measures the amortized cost of a PCD loan by adding the acquisition date estimate of expected credit losses to the loan’s purchase price (i.e. the “gross up” approach). There is no provision for credit loss recognized upon acquisition of a PCD loan because the initial allowance is established through gross-up of the loans’ amortized cost.
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

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
Loans recognized through acquisition that have not experienced more-than-insignificant credit deterioration since origination (non-PCD loans) are initially recognized at the purchase price. Expected credit losses are measured under CECL through the provision for credit losses. The Company recorded provisions for credit losses in the amounts of $25,123 as of July 1, 2025 in the statement of income related to estimated credit losses on non-PCD loans from Southern States. Additionally, the Company estimates expected credit losses for off-balance sheet loan commitments that are not accounted for as derivatives. The Company recorded an increase in provision for credit losses on unfunded commitments of $3,243.
Pro forma financial information (unaudited)
The results of operations of Southern States have been included in the Company’s consolidated financial statements prospectively beginning on July 1, 2025. The Company has determined it is impractical to disclose stand-alone revenues and earnings for legacy Southern States subsequent to the merger date, due to the merging of certain processes and converting of operational systems during the third quarter of 2025. The following unaudited pro forma condensed consolidated financial information presents the results of operations for the years ended December 31, 2025, 2024, and 2023, as though the Southern States merger had been completed as of January 1, 2023. The unaudited pro forma information combines the historical results of Southern States with the Company’s previously reported financial results, applies the impact of purchase accounting adjustments from the merger, as well as subsequent recognition of those purchase accounting adjustments, such as accretion from purchased loans, amortization from purchased deposits and debt and amortization of certain acquired intangible assets as if the merger was completed as of January 1, 2023, and excludes $28,366 of initial provision expense for credit losses on acquired loans and unfunded commitments from the third quarter of 2025 and instead includes such expenses in the first quarter of 2023. Merger expenses are reflected in the period in which they were incurred. The pro forma information presented below is hypothetical and is not intended to be indicative of the results of operations that would have occurred had the transaction been effective as of the assumed date. Additionally, these results do not include any effect of cost-saving or revenue-enhancing strategies.

	Years Ended December 31,
	2025	2024	2023
Net interest income	$560,115	$519,830	$507,760
Total revenues	595,386	566,013	587,177
Net income applicable to FB Financial Corporation	140,717	155,633	141,988

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
Note (3)—Investment securities
The following tables summarize the amortized cost, allowance for credit losses and fair value of the AFS debt securities and the corresponding amounts of unrealized gains and losses recognized in accumulated other comprehensive loss, net at December 31, 2025 and 2024:

	December 31, 2025
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses on investments	Fair Value
Investment Securities
AFS debt securities
U.S. government agency securities	$672,110	$163	$(2,185)	$—	$670,088
Mortgage-backed securities - residential	631,104	897	(29,681)	—	602,320
Mortgage-backed securities - commercial	11,164	—	(486)	—	10,678
Municipal securities	185,000	683	(17,313)	—	168,370
U.S. Treasury securities	7,088	37	—	—	7,125
Corporate securities	1,000	—	(2)	—	998
Total	$1,507,466	$1,780	$(49,667)	$—	$1,459,579

	December 31, 2024
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses on investments	Fair Value
Investment Securities
AFS debt securities
U.S. government agency securities	$564,752	$172	$(1,917)	$—	$563,007
Mortgage-backed securities - residential	927,883	393	(117,277)	—	810,999
Mortgage-backed securities - commercial	15,965	—	(1,108)	—	14,857
Municipal securities	169,498	20	(21,661)	—	147,857
U.S. Treasury securities	299	—	—	—	299
Corporate securities	1,000	—	(11)	—	989
Total	$1,679,397	$585	$(141,974)	$—	$1,538,008
The components of amortized cost for AFS debt securities on the consolidated balance sheets exclude accrued interest receivable as the Company has elected to present accrued interest receivable separately on the consolidated balance sheets. As of December 31, 2025 and 2024, total accrued interest receivable on AFS debt securities was $5,101 and $6,401, respectively.
AFS debt securities pledged at December 31, 2025 and 2024 had carrying amounts of $810,579 and $937,043, respectively, and were pledged to secure public deposits and repurchase agreements.
Within AFS debt securities, there were no aggregate holdings of any single issuer, other than U.S. Government sponsored enterprises, in an amount greater than 10% of shareholders’ equity during any period presented.
AFS debt securities transactions are recorded as of the trade date. At both December 31, 2025 and 2024, there were no trade date receivables nor payables that related to sales or purchases settled after period end.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
The following tables show gross unrealized losses on AFS debt securities for which an allowance for credit losses has not been recorded at December 31, 2025 and 2024, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	December 31, 2025
	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
U.S. government agency securities	$274,195	$(500)	$275,887	$(1,685)	$550,082	$(2,185)
Mortgage-backed securities - residential	97,187	(567)	207,127	(29,114)	304,314	(29,681)
Mortgage-backed securities - commercial	1,898	(9)	8,780	(477)	10,678	(486)
Municipal securities	4,012	(2)	133,213	(17,311)	137,225	(17,313)
Corporate securities	—	—	998	(2)	998	(2)
Total	$377,292	$(1,078)	$626,005	$(48,589)	$1,003,297	$(49,667)

	December 31, 2024
	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
U.S. government agency securities	$494,885	$(1,908)	$714	$(9)	$495,599	$(1,917)
Mortgage-backed securities - residential	209,078	(8,956)	441,502	(108,321)	650,580	(117,277)
Mortgage-backed securities - commercial	2,222	(19)	12,635	(1,089)	14,857	(1,108)
Municipal securities	34,059	(2,376)	110,173	(19,285)	144,232	(21,661)
Corporate securities	—	—	989	(11)	989	(11)
Total	$740,244	$(13,259)	$566,013	$(128,715)	$1,306,257	$(141,974)
As of December 31, 2025 and 2024, the Company’s AFS debt securities portfolio consisted of 324 and 271 individual securities, 209 and 248 of which were in an unrealized loss position, respectively.
The Company has historically not recorded any credit losses in AFS debt securities as the majority of the investment portfolio was either government guaranteed, an issuance of a government sponsored entity or highly rated by major credit rating agencies. Municipal debt securities with market values below amortized cost at December 31, 2025 and 2024 were reviewed for material credit events and/or rating downgrades with individual credit reviews performed. The issuers of these municipal debt securities continue to make timely principal and interest payments under the contractual terms of the securities and the issuers will continue to be observed as a part of the Company’s ongoing credit monitoring. As such, as of December 31, 2025 and 2024, it was determined that all AFS debt securities that experienced a decline in fair value below amortized cost basis were due to noncredit-related factors. Further, it is not likely that the Company will be required to sell these securities before recovery of their amortized cost basis. Therefore, no allowance for credit losses was recognized on AFS debt securities as of December 31, 2025 or December 31, 2024. Periodically, AFS debt securities may be sold, or the composition of the portfolio realigned to improve yields, quality or marketability, or to implement changes in investment or asset/liability strategy, including maintaining collateral requirements and raising funds for liquidity purposes or preparing for anticipated changes in market interest rates.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
The amortized cost and fair value of AFS debt securities by contractual maturity as of December 31, 2025 and 2024 are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31,
	2025		2024
	Available-for-sale		Available-for-sale
	Amortized cost	Fair Value	Amortized cost	Fair Value
Due in one year or less	$205	$204	$849	$847
Due in one to five years	12,467	12,474	4,186	4,600
Due in five to ten years	330,850	328,456	225,954	222,943
Due in over ten years	521,676	505,447	504,560	483,762
	865,198	846,581	735,549	712,152
Mortgage-backed securities - residential	631,104	602,320	927,883	810,999
Mortgage-backed securities - commercial	11,164	10,678	15,965	14,857
Total AFS debt securities	$1,507,466	$1,459,579	$1,679,397	$1,538,008
Sales and other dispositions of AFS debt securities were as follows:

	Years Ended December 31,
	2025	2024	2023
Proceeds from sales	$266,894	$526,441	$100,463
Proceeds from maturities, prepayments and calls	301,045	299,814	128,206
Gross realized gains	169	90	45
Gross realized losses	60,640	56,468	14,119
Equity Securities
Equity securities, at fair value
As of December 31, 2025, the Company held $155 in marketable equity securities recorded at fair value. There were no such securities as of December 31, 2024.
The change in the fair value of equity securities recorded at fair value resulted in a net gain of $14 for the year ended December 31, 2025. There were no such amounts recognized for the years ended December 31, 2024 or 2023.
Subsequent to December 31, 2025, the remaining marketable equity securities were sold.
Restricted equity securities, at cost
The table below represents the Company’s restricted equity securities held at cost as of December 31, 2025 and 2024.

	December 31,
	2025	2024
Federal Reserve Bank stock	$45,227	$—
FHLB stock	32,401	32,749
First National Banker's Bankshares, Inc. stock	1,168	—
Pacific Coast Banker's Bank stock	250	—
Total restricted equity securities, at cost	$79,046	$32,749
Equity securities without readily determinable market value
The Company held equity securities without a readily determinable market value included in other assets on the consolidated balance sheets with carrying amounts of $32,038 and $23,459 at December 31, 2025 and 2024, respectively.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
Equity method investment
The Company holds equity securities of a privately held entity which originates manufactured housing loans through utilization of its proprietary technology. As of December 31, 2025 and 2024, the Company has the ability to exercise significant influence over this entity and therefore accounts for these equity securities under the equity method. Under this method, the carrying value of the investment is adjusted to reflect the Company’s proportionate share of the investee's profit or loss. This investment is reported in other assets on the consolidated balance sheets with carrying amounts of $17,611 and $19,970 as of December 31, 2025 and 2024, respectively. The Company’s investment includes a basis difference of $17,103, which is accounted for as equity method goodwill.
Note (4)—Loans and allowance for credit losses on loans HFI
Loans outstanding as of December 31, 2025 and 2024, by class of financing receivable are as follows:

	December 31,
	2025	2024
Commercial and industrial	$2,181,935	$1,691,213
Construction	1,188,494	1,087,732
Residential real estate:
1-to-4 family mortgage	1,838,122	1,616,754
Residential line of credit	741,309	602,475
Multi-family mortgage	745,360	653,769
Commercial real estate:
Owner-occupied	2,148,870	1,357,568
Non-owner occupied	2,900,499	2,099,129
Consumer and other	639,037	493,744
Gross loans	12,383,626	9,602,384
Less: Allowance for credit losses on loans HFI	(185,983)	(151,942)
Net loans	$12,197,643	$9,450,442
As of December 31, 2025 and 2024, $988,111 and $988,177, respectively, of qualifying residential mortgage loans (including loans held for sale) and $2,829,765 and $1,620,510, respectively, of qualifying commercial mortgage loans were pledged to the FHLB system securing advances against the Bank’s line of credit. Additionally, as of December 31, 2025 and 2024, qualifying commercial and industrial, construction and consumer loans, of $2,879,586 and $2,561,352, respectively, were pledged to the Federal Reserve under the Borrower-in-Custody program.
The amortized cost of loans HFI on the consolidated balance sheets exclude accrued interest receivable as the Company presents accrued interest receivable separately on the consolidated balance sheets. As of December 31, 2025 and 2024, accrued interest receivable on loans HFI amounted to $50,140 and $40,970, respectively.

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

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
The following tables present the credit quality of the Company’s commercial type loan portfolio as of December 31, 2025 and 2024 and the gross charge-offs for the years ended December 31, 2025 and 2024 by year of origination. Revolving loans are presented separately. Management considers the guidance in ASC 310-20 when determining whether a modification, extension, or renewal constitutes a current period origination.

As of and for the year ended December 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial and industrial
Pass	$272,440	$198,802	$195,571	$99,265	$43,851	$108,067	$1,162,291	$2,080,287
Special Mention	64	1,934	5,223	5,911	1,052	7,634	20,994	42,812
Classified	255	2,138	419	14,972	300	6,981	33,771	58,836
Total	272,759	202,874	201,213	120,148	45,203	122,682	1,217,056	2,181,935
Current-period gross charge-offs	—	—	54	—	—	2,478	604	3,136
Construction
Pass	343,056	201,130	36,715	171,803	71,877	74,429	221,953	1,120,963
Special Mention	—	396	3,167	9,456	10,108	—	—	23,127
Classified	—	152	3,351	21,303	230	5,451	13,917	44,404
Total	343,056	201,678	43,233	202,562	82,215	79,880	235,870	1,188,494
Current-period gross charge-offs	—	—	—	—	—	399	—	399
Residential real estate:
Multi-family mortgage
Pass	65,268	34,872	38,022	234,272	196,870	144,904	22,953	737,161
Special Mention	—	—	—	—	—	—	—	—
Classified	—	—	—	569	7,613	17	—	8,199
Total	65,268	34,872	38,022	234,841	204,483	144,921	22,953	745,360
Current-period gross charge-offs	—	—	—	—	—	—	—	—
Commercial real estate:
Owner occupied
Pass	356,246	309,181	199,470	335,067	266,328	517,046	124,340	2,107,678
Special Mention	—	403	4,407	1,351	6,183	14,256	239	26,839
Classified	—	1,622	1,024	7,389	100	3,182	1,036	14,353
Total	356,246	311,206	204,901	343,807	272,611	534,484	125,615	2,148,870
Current-period gross charge-offs	—	—	—	—	—	17	—	17
Non-owner occupied
Pass	297,096	237,840	144,572	714,151	558,116	788,545	122,713	2,863,033
Special Mention	—	10,341	—	6,135	4,568	6,018	—	27,062
Classified	—	1,167	1,008	2,249	4,602	1,378	—	10,404
Total	297,096	249,348	145,580	722,535	567,286	795,941	122,713	2,900,499
Current-period gross charge-offs	—	—	—	—	—	—	—	—
Total commercial loan types
Pass	1,334,106	981,825	614,350	1,554,558	1,137,042	1,632,991	1,654,250	8,909,122
Special Mention	64	13,074	12,797	22,853	21,911	27,908	21,233	119,840
Classified	255	5,079	5,802	46,482	12,845	17,009	48,724	136,196
Total	$1,334,425	$999,978	$632,949	$1,623,893	$1,171,798	$1,677,908	$1,724,207	$9,165,158
Current-period gross charge-offs	$—	$—	$54	$—	$—	$2,894	$604	$3,552

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)

As of and for the year ended December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial and industrial
Pass	$194,185	$182,677	$130,148	$56,460	$29,735	$104,236	$909,398	$1,606,839
Special Mention	2,684	2,425	7,609	277	285	2,015	24,345	39,640
Classified	—	175	19,125	4,424	1,659	6,201	13,150	44,734
Total	196,869	185,277	156,882	61,161	31,679	112,452	946,893	1,691,213
Current-period gross charge-offs	—	116	950	506	1,234	7	8,267	11,080
Construction
Pass	190,058	116,122	349,716	99,225	27,616	54,099	199,596	1,036,432
Special Mention	156	87	15,432	389	10	576	—	16,650
Classified	—	—	7,314	290	8,335	—	18,711	34,650
Total	190,214	116,209	372,462	99,904	35,961	54,675	218,307	1,087,732
Current-period gross charge-offs	—	—	122	—	—	—	—	122
Residential real estate:
Multi-family mortgage
Pass	40,076	3,800	232,415	223,076	51,948	69,652	21,883	642,850
Special Mention	—	—	—	—	—	—	—	—
Classified	—	—	—	9,919	—	1,000	—	10,919
Total	40,076	3,800	232,415	232,995	51,948	70,652	21,883	653,769
Current-period gross charge-offs	—	—	—	—	—	—	—	—
Commercial real estate:
Owner occupied
Pass	185,416	103,060	247,049	215,798	102,580	396,288	84,226	1,334,417
Special Mention	—	—	1,370	2,582	—	6,133	—	10,085
Classified	—	—	6,324	235	61	5,371	1,075	13,066
Total	185,416	103,060	254,743	218,615	102,641	407,792	85,301	1,357,568
Current-period gross charge-offs	—	—	—	—	—	—	—	—
Non-owner occupied
Pass	198,591	36,027	526,417	445,598	111,943	689,158	58,255	2,065,989
Special Mention	—	4,836	—	1,527	—	19,311	—	25,674
Classified	—	—	—	136	—	7,330	—	7,466
Total	198,591	40,863	526,417	447,261	111,943	715,799	58,255	2,099,129
Current-period gross charge-offs	—	—	—	—	—	—	—	—
Total commercial loan types
Pass	808,326	441,686	1,485,745	1,040,157	323,822	1,313,433	1,273,358	6,686,527
Special Mention	2,840	7,348	24,411	4,775	295	28,035	24,345	92,049
Classified	—	175	32,763	15,004	10,055	19,902	32,936	110,835
Total	$811,166	$449,209	$1,542,919	$1,059,936	$334,172	$1,361,370	$1,330,639	$6,889,411
Current-period gross charge-offs	—	116	1,072	506	1,234	7	8,267	11,202

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
The following tables present the credit quality by classification of the Company’s consumer type loan portfolio as of December 31, 2025 and 2024 and the gross charge-offs for the years ended December 31, 2025 and 2024 by year of origination. Revolving loans are presented separately. Management considers the guidance in ASC 310-20 when determining whether a modification, extension, or renewal constitutes a current period origination.

As of and for the year ended December 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
Residential real estate:
1-to-4 family mortgage
Performing	$333,641	$219,642	$154,059	$408,746	$339,076	$350,453	$—	$1,805,617
Nonperforming	520	1,063	1,274	10,396	6,853	12,399	—	32,505
Total	334,161	220,705	155,333	419,142	345,929	362,852	—	1,838,122
Current-period gross charge-offs	—	—	3	—	—	1,123	—	1,126
Residential line of credit
Performing	—	—	—	—	—	—	739,295	739,295
Nonperforming	—	—	—	—	—	—	2,014	2,014
Total	—	—	—	—	—	—	741,309	741,309
Current-period gross charge-offs	—	—	—	—	—	—	—	—
Consumer and other
Performing	149,560	153,638	80,874	68,023	30,289	128,726	5,874	616,984
Nonperforming	1,689	4,716	4,006	2,033	3,103	6,505	1	22,053
Total	151,249	158,354	84,880	70,056	33,392	135,231	5,875	639,037
Current-period gross charge-offs	2,101	110	76	104	86	1,715	4	4,196
Total consumer type loans
Performing	483,201	373,280	234,933	476,769	369,365	479,179	745,169	3,161,896
Nonperforming	2,209	5,779	5,280	12,429	9,956	18,904	2,015	56,572
Total	$485,410	$379,059	$240,213	$489,198	$379,321	$498,083	$747,184	$3,218,468
Current-period gross charge-offs	$2,101	$110	$79	$104	$86	$2,838	$4	$5,322

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)

As of and for the year ended December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Residential real estate:
1-to-4 family mortgage
Performing	$223,520	$165,395	$443,372	$360,188	$129,674	$266,661	$—	$1,588,810
Nonperforming	27	941	7,254	6,357	4,192	9,173	—	27,944
Total	223,547	166,336	450,626	366,545	133,866	275,834	—	1,616,754
Prior-period gross charge-offs	10	54	150	130	67	28	—	439
Residential line of credit
Performing	—	—	—	—	—	—	600,581	600,581
Nonperforming	—	—	—	—	—	—	1,894	1,894
Total	—	—	—	—	—	—	602,475	602,475
Prior-period gross charge-offs	—	—	—	—	—	—	73	73
Consumer and other
Performing	139,684	93,817	76,286	35,507	29,387	102,233	652	477,566
Nonperforming	1,300	1,749	1,686	3,139	2,548	5,755	1	16,178
Total	140,984	95,566	77,972	38,646	31,935	107,988	653	493,744
Prior-period gross charge-offs	1,593	511	302	278	69	298	—	3,051
Total consumer type loans
Performing	363,204	259,212	519,658	395,695	159,061	368,894	601,233	2,666,957
Nonperforming	1,327	2,690	8,940	9,496	6,740	14,928	1,895	46,016
Total	$364,531	$261,902	$528,598	$405,191	$165,801	$383,822	$603,128	$2,712,973
Prior-period gross charge-offs	1,603	565	452	408	136	326	73	3,563
Nonaccrual and Past Due Loans
The following tables represent an analysis of the aging by class of financing receivable as of December 31, 2025 and 2024:

December 31, 2025	30-89 days past due and accruing interest	90 days or more and accruing interest	Nonaccrual loans	Loans current on payments and accruing interest	Total
Commercial and industrial	$3,068	$84	$6,289	$2,172,494	$2,181,935
Construction	2,435	—	34,208	1,151,851	1,188,494
Residential real estate:
1-to-4 family mortgage	28,957	23,742	8,763	1,776,660	1,838,122
Residential line of credit	2,921	799	1,215	736,374	741,309
Multi-family mortgage	2,788	—	8,199	734,373	745,360
Commercial real estate:
Owner occupied	4,961	—	10,606	2,133,303	2,148,870
Non-owner occupied	1,932	—	4,514	2,894,053	2,900,499
Consumer and other	19,744	8,126	13,927	597,240	639,037
Total	$66,806	$32,751	$87,721	$12,196,348	$12,383,626

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)

December 31, 2024	30-89 days past due and accruing interest	90 days or more and accruing interest	Nonaccrual loans	Loans current on payments and accruing interest	Total
Commercial and industrial	$1,204	$730	$9,661	$1,679,618	$1,691,213
Construction	3,288	538	10,915	1,072,991	1,087,732
Residential real estate:
1-to-4 family mortgage	24,376	15,319	12,625	1,564,434	1,616,754
Residential line of credit	2,302	357	1,537	598,279	602,475
Multi-family mortgage	979	—	21	652,769	653,769
Commercial real estate:
Owner occupied	1,996	94	9,551	1,345,927	1,357,568
Non-owner occupied	—	3,512	2,667	2,092,950	2,099,129
Consumer and other	13,710	3,797	12,381	463,856	493,744
Total	$47,855	$24,347	$59,358	$9,470,824	$9,602,384
The following tables provide the amortized cost basis of loans on nonaccrual status, as well as any related allowance as of December 31, 2025 and 2024 by class of financing receivable.

December 31, 2025	Nonaccrual with no related allowance	Nonaccrual with related allowance	Year to date Interest Income
Commercial and industrial	$862	$5,427	$229
Construction	14,617	19,591	1,123
Residential real estate:
1-to-4 family mortgage	—	8,763	154
Residential line of credit	—	1,215	128
Multi-family mortgage	7,613	586	171
Commercial real estate:
Owner occupied	1,095	9,511	42
Non-owner occupied	2,032	2,482	290
Consumer and other	—	13,927	429
Total	$26,219	$61,502	$2,566

December 31, 2024	Nonaccrual with no related allowance	Nonaccrual with related allowance	Year to date Interest Income
Commercial and industrial	$5,294	$4,367	$641
Construction	1,653	9,262	456
Residential real estate:
1-to-4 family mortgage	1,562	11,063	57
Residential line of credit	148	1,389	69
Multi-family mortgage	—	21	1
Commercial real estate:
Owner occupied	6,415	3,136	144
Non-owner occupied	2,224	443	91
Consumer and other	—	12,381	—
Total	$17,296	$42,062	$1,459

Accrued interest receivable written off as an adjustment to interest income amounted to $2,062, $706, and $1,094 for the years ended December 31, 2025, 2024, and 2023, respectively.

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
The following table presents the amortized cost of FDM loans as of December 31, 2025, 2024, and 2023 by type of concession granted that were modified during the years ended December 31, 2025, 2024, and 2023.

	Term Extension	Payment deferral	Interest Rate Reduction	Combination(1)	Total	% of total class of financing receivables
Year Ended December 31, 2025
Commercial and industrial	$148	$2,701	$—	$888	$3,737	0.2%
Construction	378	—	142	3,305	3,825	0.3%
Residential real estate:
1-to-4 family mortgage	2,602	1,138	—	—	3,740	0.2%
Commercial real estate:
Owner occupied	240	—	—	—	240	—%
Non-owner occupied	—	4,602	—	—	4,602	0.2%
Consumer and other	—	—	—	168	168	—%
Total	$3,368	$8,441	$142	$4,361	$16,312	0.1%

Year Ended December 31, 2024
Commercial and industrial	$—	$—	$—	$5,052	$5,052	0.3%
Construction	—	—	—	2,008	2,008	0.2%
Residential real estate:
1-to-4 family mortgage	—	—	—	3,780	3,780	0.2%
Residential line of credit	28	—	—	—	28	—%
Consumer and other	36	—	—	97	133	—%
Total	$64	$—	$—	$10,937	$11,001	0.1%

Year Ended December 31, 2023
Commercial and industrial	$181	$—	$—	$—	$181	—%
Residential real estate:
1-to-4 family mortgage	160	—	—	—	160	—%
Total	$341	$—	$—	$—	$341	—%
(1) Includes FDM loans modified with a combination of term extension, payment deferral and interest rate reduction modifications.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
The following table describes the financial effect of the modifications made to borrowers experiencing financial difficulty:

Year Ended December 31, 2025	Weighted average term extension (in months)	Weighted average payment deferral (in months)	Weighted average interest rate reduction
Commercial and industrial	11	4	0.50%
Construction	4	4	2.50%
Residential real estate:
1-to-4 family mortgage	62	3	—%
Commercial real estate:
Owner occupied	3	—	—%
Non-owner occupied	—	7	—
Consumer and other	44	—	3.86%

Year Ended December 31, 2024	Weighted average term extension (in months)	Weighted average payment deferral (in months)	Weighted average interest rate reduction
Commercial and industrial	12	12	—%
Construction	360	5	0.10%
Residential real estate:
1-to-4 family mortgage	147	4	—
Residential line of credit	120	—	—
Consumer and other	25	—	1.49%
For FDM loans, a subsequent payment default is defined as the earlier of the FDM loans being placed on nonaccrual status or reaching 30 days past due with respect to principal and/or interest payments. The following tables depict loans defaulted that were previously modified in the prior 12 months:

Year Ended December 31, 2025	Term Extension	Payment deferral	Interest Rate Reduction	Combination(1)
Commercial and industrial	$5	$—	$—	$—
Construction	$—	$142	$3,305	$—
Consumer and other	—	—	160	—
(1) Includes FDM loans modified with a combination of term extension, payment deferral and interest rate reduction modifications.
During the year ended December 31, 2024, consumer and other loans of $30 defaulted that were previously modified in the prior 12 months by receiving a term extension. In addition, during the year ended December 31, 2024, 1-4 family mortgage residential real estate loans of $1,474 defaulted that were previously modified in the prior 12 months by receiving a combination modification. No financing receivables modified in the preceding twelve months had a payment default during the year ended December 31, 2023. At December 31, 2025 and 2024, the Company did not have any material commitments to lend additional funds to borrowers whose loans were classified as a FDM loan.
The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The tables below depict the performance of loans HFI as of December 31, 2025 and 2024 made to borrowers experiencing financial difficulty that were modified in the prior twelve months.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)

December 31, 2025	30-89 days past due and accruing interest	90 days or more and accruing interest	Nonaccrual loans(1)	Loans current on payments and accruing interest	Total
Commercial and industrial	$—	$—	$2,000	$1,737	$3,737
Construction	—	—	3,305	520	3,825
Residential real estate:
1-to-4 family mortgage	—	—	—	3,740	3,740
Commercial real estate:
Owner-occupied	—	—	240	—	240
Non-owner occupied	—	—	1,024	3,578	4,602
Consumer and other	61	62	—	45	168
Total	$61	$62	$6,569	$9,620	$16,312
(1) Loans were on nonaccrual when modified and subsequently classified as FDM.

December 31, 2024	30-89 days past due and accruing interest	90 days or more and accruing interest	Nonaccrual loans(1)	Loans current on payments and accruing interest	Total
Commercial and industrial	$—	$—	$5,052	$—	$5,052
Construction	—	—	2,008	—	2,008
Residential real estate:
1-to-4 family mortgage	—	316	—	3,464	3,780
Residential line of credit	—	—	—	28	28
Consumer and other	14	16	—	103	133
Total	$14	$332	$7,060	$3,595	$11,001
(1) Loans were on nonaccrual when modified and subsequently classified as FDM.
Collateral-Dependent Loans
For collateral-dependent loans, or those loans for which repayment is expected to be provided substantially through the operation or sale of collateral, where the borrower is also experiencing financial difficulty, the following tables present the loans by class of financing receivable.

	December 31, 2025
	Type of Collateral
	Real Estate	Land	Business Assets	Total
Commercial and industrial	$—	$—	$27,222	$27,222
Construction	35,297	5,497	—	40,794
Residential real estate:
1-to-4 family mortgage	3,488	—	—	3,488
Multi-family mortgage	7,613	—	—	7,613
Commercial real estate:
Owner occupied	1,883	8,027	—	9,910
Non-owner occupied	10,171	—	—	10,171
Total	$58,452	$13,524	$27,222	$99,198

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
The changes in the estimation techniques and certain related inputs and assumptions used in the determination of the Company’s expected credit losses on its loan portfolio and unfunded commitments did not have a material impact to the Company’s operating results and financial condition. The provision for credit losses for the year ended December 31, 2025, reflects this change in estimate and is accounted for prospectively after the transition date. Refer to Note 1, “Basis of presentation and summary of significant accounting policies” in the consolidated financial statements for further specific information on the changes.
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
As a result of the Southern States merger, the Company recorded a total increase of $32,641 in the allowance for credit losses on loans as of the July 1, 2025 merger date. This included $7,518 of allowance for credit losses on acquired PCD loans, which was established through acquisition accounting adjustments using the gross-up method, whereby the initial allowance is added to the fair value of the loan to determine its amortized cost. Additionally, $25,123 of allowance for credit losses was established on acquired non-PCD loans through provision expense recognized in the post-combination financial statements for the year ended December 31, 2025. See Note 2, “Mergers and acquisitions” for additional details related to allowance associated with acquired loan portfolio.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
The following tables provide the changes in the allowance for credit losses on loans HFI by class of financing receivable for the years ended December 31, 2025, 2024, and 2023:

	Commercial and industrial	Construction	1-to-4 family residential mortgage	Residential line of credit	Multi-family residential mortgage	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Consumer and other	Total
Year Ended December 31, 2025
Beginning balance - December 31, 2024	$16,667	$31,698	$25,340	$10,952	$10,512	$11,993	$25,531	$19,249	$151,942
Initial allowance on loans purchased with deteriorated credit quality	1,959	298	64	31	159	1,515	3,418	74	7,518
Loans charged-off	(3,136)	(399)	(1,126)	—	—	(17)	—	(4,196)	(8,874)
Recoveries of loans previously charged-off	386	—	39	12	—	42	529	1,200	2,208
Impact of change in accounting estimate for current expected credit losses	3,504	(4,705)	2,717	(3,428)	258	(1,074)	(1,747)	(2,373)	(6,848)
Provision for credit losses on loans HFI	4,750	(1,259)	6,184	3,022	1,331	9,150	8,504	8,355	40,037
Ending balance - December 31, 2025	$24,130	$25,633	$33,218	$10,589	$12,260	$21,609	$36,235	$22,309	$185,983

	Commercial and industrial	Construction	1-to-4 family residential mortgage	Residential line of credit	Multi-family residential mortgage	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Consumer and other	Total
Year Ended December 31, 2024
Beginning balance - December 31, 2023	$19,599	$35,372	$26,505	$9,468	$8,842	$10,653	$22,965	$16,922	$150,326
Loans charged-off	(11,080)	(122)	(439)	(73)	—	—	—	(3,051)	(14,765)
Recoveries of loans previously charged-off	428	—	84	18	—	245	—	939	1,714
Provision for (reversal of) credit losses on loans HFI	7,720	(3,552)	(810)	1,539	1,670	1,095	2,566	4,439	14,667
Ending balance - December 31, 2024	$16,667	$31,698	$25,340	$10,952	$10,512	$11,993	$25,531	$19,249	$151,942

	Commercial and industrial	Construction	1-to-4 family residential mortgage	Residential line of credit	Multi-family residential mortgage	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Consumer and other	Total
Year Ended December 31, 2023
Beginning balance - December 31, 2022	$11,106	$39,808	$26,141	$7,494	$6,490	$7,783	$21,916	$13,454	$134,192
Recoveries of loans previously charged-off	273	10	100	1	—	109	1,833	573	2,899
Loans charged off	(462)	—	(46)	—	—	(144)	—	(2,851)	(3,503)
Provision for (reversal of) credit losses on loans HFI	$8,682	$(4,446)	$310	$1,973	$2,352	$2,905	$(784)	$5,746	$16,738
Ending balance - December 31, 2023	$19,599	$35,372	$26,505	$9,468	$8,842	$10,653	$22,965	$16,922	$150,326

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
Note (5)—Premises and equipment
Premises and equipment and related accumulated depreciation as of December 31, 2025 and 2024, are as follows:

	2025	2024
Land	$46,477	$36,790
Premises	133,006	107,865
Furniture, fixtures and equipment	32,185	26,978
Leasehold improvements	34,335	32,029
Construction in process	3,418	2,628
Finance lease	1,035	1,145
Total	250,456	207,435
Less: accumulated depreciation and amortization	(68,086)	(58,536)
Premises and equipment, net	$182,370	$148,899
Depreciation and amortization expense was $10,566, $10,363, and $9,797 for the years ended December 31, 2025, 2024, and 2023, respectively.
Note (6)—Other real estate owned
The amount reported as other real estate owned includes property acquired through foreclosure in addition to excess facilities held for sale and is carried at the lower of the carrying amount of the underlying loan or the fair value of the real estate less costs to sell. The following table summarizes the other real estate owned for the years ended December 31, 2025, 2024, and 2023:

	Years Ended December 31,
	2025	2024	2023
Balance at beginning of period	$4,409	$3,192	$5,794
Transfers from loans	8,205	3,458	2,736
Transfers to other assets	—	—	(75)
Acquired through merger or acquisition	120	—	—
Proceeds from sale of other real estate owned	(6,443)	(2,323)	(6,083)
(Loss) gain on sale of other real estate owned	(192)	82	835
Write-downs and partial liquidations	(90)	—	(15)
Balance at end of period	$6,009	$4,409	$3,192
Included within the other real estate owned balance above, foreclosed residential real estate properties totaled $4,008 and $2,880 as of December 31, 2025 and 2024, respectively.
The recorded investment in residential mortgage loans secured by residential real estate properties for which foreclosure proceedings are in process totaled $4,732 and $7,652 as of December 31, 2025 and 2024, respectively.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
Note (7)—Goodwill and intangible assets
Goodwill represents the excess of the cost of a business combination over the fair value of the net assets acquired.

Goodwill
Balance at December 31, 2024	242,561
Addition from merger with Southern States (See Note 2)	107,792
Balance at December 31, 2025	$350,353
The Company’s policy is to assess goodwill for impairment at the reporting unit level on an annual basis or more frequently, if an event occurs or circumstances change which indicate that the fair value of a reporting unit is below its carrying amount. Impairment is the condition that exists when the carrying amount of the reporting unit exceeds the fair value of that reporting unit. The Company performed a qualitative assessment as of October 1, 2025 and determined it was more likely than not the fair value of the applicable reporting unit exceeded its carrying value, including goodwill. As such, no impairment of goodwill was recorded. No events of circumstances since the October 1, 2025 annual impairment test were noted that would indicate it was more likely than not a goodwill impairment exists.
Core deposit and other intangibles include core deposit intangibles and a customer base trust intangible. The composition of core deposit and other intangibles, which excludes fully amortized intangibles, as of December 31, 2025 and 2024 is as follows:

	Core deposit and other intangibles
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
December 31, 2025
Core deposit intangible	$90,655	$(59,625)	$31,030
Customer base trust intangible	1,600	(1,346)	254
Total core deposit and other intangibles	$92,255	$(60,971)	$31,284

December 31, 2024
Core deposit intangible	$59,835	$(54,486)	$5,349
Customer base trust intangible	1,600	(1,187)	413
Total core deposit and other intangibles	$61,435	$(55,673)	$5,762
Amortization of core deposit and other intangibles totaled $5,298, $2,947, and $3,659 for the years ended December 31, 2025, 2024, and 2023, respectively.
During the year ended December 31, 2025, the Company recorded $30,820 of core deposit intangibles resulting from the Southern States merger. See Note 2, “Mergers and acquisitions” for additional information regarding this transaction.
The estimated aggregate future years amortization expense of core deposit and other intangibles is as follows:

2026	$6,929
2027	6,063
2028	4,971
2029	3,904
2030	3,112
Thereafter	6,305
$31,284
Note (8)—Leases
As of December 31, 2025, the Company was the lessee in 49 operating leases and 1 finance lease of certain branch, mortgage and operations locations with original terms greater than one year.
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

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
Information related to the Company’s leases is presented below as of December 31, 2025 and 2024:

		December 31,
	Classification	2025	2024
Right-of-use assets:
Operating leases	Operating lease right-of-use assets	$49,249	$47,963
Finance leases	Premises and equipment, net	1,035	1,145
Total right-of-use assets		$50,284	$49,108
Lease liabilities:
Operating leases	Operating lease liabilities	$60,556	$60,024
Finance leases	Borrowings	1,127	1,229
Total lease liabilities		$61,683	$61,253
Weighted average remaining lease term (in years) - operating		10.9	11.0
Weighted average remaining lease term (in years) - finance		9.35	10.4
Weighted average discount rate - operating		3.68%	3.47%
Weighted average discount rate - finance		1.76%	1.76%
The components of total lease expense included in the consolidated statements of income were as follows:

		Years Ended December 31,
	Classification	2025	2024	2023
Operating lease costs:
Amortization of right-of-use asset	Occupancy and equipment	$7,796	$6,962	$8,516
Short-term lease cost	Occupancy and equipment	393	371	540
Variable lease cost	Occupancy and equipment	1,664	1,335	1,205
Loss on lease terminations	Occupancy and equipment	265	—	1,770
Finance lease costs:
Interest on lease liabilities	Interest expense on borrowings	21	22	24
Amortization of right-of-use asset	Occupancy and equipment	111	111	111
Sublease income	Occupancy and equipment	(846)	(522)	(957)
Total lease cost		$9,404	$8,279	$11,209
The Company does not separate lease and non-lease components and instead elects to account for them as a single lease component. Variable lease cost primarily represents variable payments such as common area maintenance, utilities, and property taxes.
A maturity analysis of operating and finance lease liabilities and a reconciliation of cash flows to lease liabilities as of December 31, 2025 is as follows:

	Operating	Finance
	Leases	Lease
December 31, 2026	$8,993	$123
December 31, 2027	8,524	125
December 31, 2028	7,697	127
December 31, 2029	6,656	129
December 31, 2030	6,250	131
Thereafter	36,614	590
Total undiscounted future minimum lease payments	74,734	1,225
Less: imputed interest	(14,178)	(98)
Lease liabilities	$60,556	$1,127

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
Note (9)—Mortgage servicing rights
Changes in the Company’s mortgage servicing rights were as follows for the years ended December 31, 2025, 2024, and 2023:

	Years Ended December 31,
	2025	2024	2023
Carrying value at beginning of period	$162,038	$164,249	$168,365
Capitalization	3,773	4,984	7,192
Change in fair value:
Due to payoffs/paydowns	(12,594)	(13,693)	(12,327)
Due to change in valuation inputs or assumptions	(4,422)	6,498	1,019
Carrying value at end of period	$148,795	$162,038	$164,249
The following table summarizes servicing income and expense, which are included in mortgage banking income and other noninterest expense, respectively, in the consolidated statements of income for the years ended December 31, 2025, 2024, and 2023:

	Years Ended December 31,
	2025	2024	2023
Servicing income	$27,517	$29,212	$30,263
Change in fair value of mortgage servicing rights	(17,016)	(7,195)	(11,308)
Change in fair value of derivative hedging instruments	3,244	(9,083)	(4,918)
Servicing income	13,745	12,934	14,037
Servicing expenses	7,203	7,642	8,093
Net servicing income	$6,542	$5,292	$5,944
Data and key economic assumptions, as well as the valuation's sensitivity to interest rate fluctuations, related to the Company’s mortgage servicing rights as of December 31, 2025 and 2024 are as follows:

	December 31,
	2025	2024
Unpaid principal balance of mortgage loans sold and serviced for others	$9,588,948	$10,235,048
Weighted-average prepayment speed (CPR)	6.38%	6.04%
Estimated impact on fair value of a 10% increase	$(4,026)	$(4,213)
Estimated impact on fair value of a 20% increase	$(7,812)	$(8,168)
Discount rate	9.68%	10.2%
Estimated impact on fair value of a 100 bp increase	$(6,986)	$(7,515)
Estimated impact on fair value of a 200 bp increase	$(13,390)	$(14,397)
Weighted-average coupon interest rate	3.67%	3.59%
Weighted-average servicing fee (basis points)	27	27
Weighted-average remaining maturity (in months)	338	336
The sensitivity calculations above are hypothetical changes and should not be considered to be predictive of future performance. Changes in fair value based on adverse changes in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, the effect of an adverse variation in a particular assumption on the fair value of the mortgage servicing rights is calculated without changing any other assumption, while in reality changes in one factor may result in changes in another, which may either magnify or counteract the effect of the change. The derivative instruments utilized by the Company, which were not included in the above sensitivities, would serve to offset the estimated impacts to fair value included in the table above. See Note 16, “Derivatives” for additional information on these derivative instruments.
As of December 31, 2025 and 2024, the Company held mortgage escrow deposits totaling $69,055 and $68,995, respectively, related to loans sold with servicing retained.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
Note (10)—Other assets and other liabilities
Included in other assets are:

	As of December 31,
Other assets	2025	2024
Equity securities without a readily determinable market value (See Note 3)	32,038	23,459
Pledged collateral on derivative instruments	30,675	20,961
Current income tax receivable	28,836	22,076
Mortgage lending receivable	25,764	20,971
Derivatives (See Note 16)	24,316	29,951
Prepaid expenses	20,014	16,018
FHLB lender risk account receivable	19,837	19,926
Equity method investment (See Note 3)	17,611	19,970
Annuities	16,508	—
Deferred tax asset (See Note 13)	12,819	21,597
Software	893	1,388
Other assets	39,097	36,971
Total other assets	$268,408	$233,288
 Included in other liabilities are:

	As of December 31,
Other liabilities	2025	2024
Accrued payroll	28,876	26,901
Derivatives (See Note 16)	23,509	32,383
Accrued interest payable	21,549	24,182
Allowance for credit losses on unfunded commitments (See Note 15)	16,196	6,107
FHLB lender risk account guaranty	9,886	9,738
Deferred compensation	2,619	2,328
Mortgage buyback reserve (See Note 15)	696	697
Other liabilities	65,422	40,268
Total other liabilities	$168,753	$142,604

Note (11)—Deposits
As of December 31, 2025 and 2024, the aggregate amount of time deposits with a minimum denomination greater than $250 was $718,784 and $450,011, respectively.
At December 31, 2025, the scheduled maturities of time deposits are as follows:

Scheduled maturities of time deposits
Due on or before:
December 31, 2026	$2,012,758
December 31, 2027	314,545
December 31, 2028	315,858
December 31, 2029	6,827
December 31, 2030	4,559
Thereafter	10
Total	$2,654,557
As of December 31, 2025 and 2024, the Company had $3,514 and $2,949, respectively, of deposit accounts in overdraft status and thus have been reclassified to loans on the accompanying consolidated balance sheets.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)

Note (12)—Borrowings
The Company has access to various sources of funds that allow for management of interest rate exposure and liquidity. The following table summarizes the Company's outstanding borrowings and weighted average interest rates as of December 31, 2025 and 2024:

	Outstanding Balance		Weighted Average Interest Rate
	December 31,		December 31,
	2025	2024	2025	2024
Securities sold under agreements to repurchase and federal funds purchased	$99,865	$13,499	4.01%	0.20%
Subordinated debt, net	83,670	130,704	5.01%	5.28%
Other borrowings	29,229	32,586	0.07%	0.07%
Total	$212,764	$176,789
Securities sold under agreements to repurchase and federal funds purchased
Securities sold under agreements to repurchase are financing arrangements that mature daily. Securities sold under agreements to repurchase totaled $9,865 and $13,499 as of December 31, 2025 and 2024, respectively. The weighted average interest rate of the Company's securities sold under agreements to repurchase was 0.20% as of both December 31, 2025 and 2024. The fair value of securities pledged to secure repurchase agreements may decline. The Company manages this risk by having a policy to pledge securities valued at 100% of the outstanding balance of repurchase agreements.
The Bank maintains lines with certain correspondent banks that provide borrowing capacity in the form of federal funds purchased. Federal funds purchased are short-term borrowings that typically mature within one to fourteen days. As of December 31, 2025 and 2024, the aggregate total borrowing capacity under these lines amounted to $405,000 and $370,000, respectively. As of December 31, 2025, borrowings against these lines, which are classified as federal funds purchased, totaled $90,000 with a weighted average rate of 4.43%. There were no such borrowings outstanding as of December 31, 2024.
Information concerning securities sold under agreement to repurchase and federal funds purchased as of or for the years ended December 31, 2025 and 2024 is summarized as follows:

	December 31, 2025	December 31, 2024
Balance at period-end	$99,865	$13,499
Average daily balance during the period	11,950	21,339
Average interest rate during the period	0.79%	1.72%
Maximum month-end balance during the period	$107,486	$78,228
Weighted average interest rate at period-end	4.01%	0.20%
Federal Home Loan Bank Advances
As a member of the FHLB, the Company may utilize advances from the FHLB in order to provide additional liquidity and funding. Under these short-term agreements, the Company maintains a line of credit that as of December 31, 2025 and 2024 had total borrowing capacity of $2,214,796 and $1,397,905, respectively. As of December 31, 2025 and 2024, the Company had qualifying loans pledged as collateral securing these lines amounting to $3,817,876 and $2,608,687, respectively. There were no FHLB advances outstanding as of December 31, 2025 or December 31, 2024.
Information concerning FHLB advances as of or for the year ended December 31, 2025 is shown within the table below. There were no FHLB advances outstanding as of or for the year ended December 31, 2024.

December 31, 2025
Balance at period-end	$—
Average daily balance during the period	9,589
Average interest rate during the period	4.36%
Maximum month-end balance during the period	$100,000
Weighted average interest rate at period-end	—%

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)

Subordinated Debt
Prior to year ended December 31, 2025, the Company had issued junior subordinated debentures through two separate trusts which issued floating rate trust preferred securities to external investors. The trusts were created for the sole purpose of issuing 30-year capital trust preferred securities to fund the purchase of the junior subordinated debentures. In September 2025, the Company redeemed notes related to these trusts at the principal amount plus accrued and unpaid interest pursuant to the terms of the debentures. As a result of this redemption, the Company redeemed $30,930 of junior subordinated debentures.
Separately, during September 2025, the Bank redeemed $100,000 of ten-year fixed-to-floating rate subordinated notes. This redemption was executed at the principal amount plus accrued interest, in accordance with the terms of the notes.
On July 1, 2025, the Company assumed three separate fixed-to-floating rate subordinated notes in connection with its merger with Southern States with a principal balance totaling $92,500. As of December 31, 2025, no other subordinated debt remained outstanding apart from the debt assumed through this business combination.
Further details regarding our subordinated debt as of December 31, 2025 are provided below.

Name	Year established	Maturity	Call date	Total debt outstanding	Interest rate	Coupon structure
February 2032 Subordinated Debt(1)	2022	02/07/2032	03/30/2027	$47,500	3.50%	Quarterly fixed(2)
October 2032 Subordinated Debt(1)	2022	10/26/2032	12/30/2027	40,000	7.00%	Quarterly fixed(2)
December 2031 Subordinated Debt(1)	2021	12/22/2031	12/31/2026	5,000	3.50%	Quarterly fixed(2)
Unamortized fair value marks				(8,830)
Total subordinated debt, net				$83,670
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

Other Borrowings
As of December 31, 2025 and 2024, other borrowings included a finance lease liability amounting to $1,127 and $1,229, respectively. Additionally, as of December 31, 2025 and 2024, the Company recorded $28,102 and $31,357, respectively, of optional repurchase commitments of government guaranteed GNMA loans that meet certain defined delinquency rates under their contractual terms that were eligible for optional repurchase and recorded in both loans held for sale and other borrowings. See Note 8, “Leases” and Note 17, “Fair Value of financial instruments” for additional information regarding the Company's finance lease and guaranteed GNMA loans eligible for repurchase, respectively.
Other borrowings may periodically include borrowings from the Federal Reserve's Discount Window or other borrowing programs available to the Company as an additional source of short-term liquidity. As of December 31, 2025 and 2024, there were no such other borrowings outstanding. During the year ended December 31, 2025, the Company utilized the Federal Reserve's Discount Window resulting with an average daily balance of $2,329 and an average interest rate of 4.06%. Additionally, during the year ended December 31, 2024, the Company participated in the Bank Term Funding program and repaid $130,000 in full resulting in an average daily balance of $95,902 and an average interest rate of 4.86%.
Under the Company’s Borrower‑in‑Custody arrangement, the Company is permitted to pledge qualifying loans as collateral while retaining possession of the loan documentation. As of December 31, 2025 and 2024, the Company had pledged loan collateral totaling $2,879,586 and $2,561,352, respectively, to the Federal Reserve under the Borrower-in-Custody program, resulting in total borrowing capacity of $2,268,599 and $2,053,541, respectively.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)

Note (13)—Income taxes
An allocation of federal and state income taxes between current and deferred portions is presented in the tables below:

Year Ended December 31,
2025
Current:
Federal	$20,250
State	525
Total current income tax expense	20,775

Deferred:
Federal	(2,983)
State	(1,912)
Total deferred income tax expense	(4,895)
Income tax expense, as reported	$15,880

	Years Ended December 31,
	2024	2023
Current	$32,382	$31,467
Deferred	(1,763)	(1,415)
Income tax expense, as reported	$30,619	$30,052
The Company operates exclusively in the United States and had no foreign income, foreign income tax expense, or foreign income taxes paid for the year ended December 31, 2025.
The following table presents a reconciliation of federal income taxes at the statutory federal rate of 21% to the Company's effective tax rates for the year ended December 31, 2025:

	Year Ended December 31,
	2025
Federal taxes calculated at statutory rate	$29,089	21.0%
Increase (decrease) resulting from:
State taxes, net of federal benefit(1)	591	0.4%
State tax credits, net of federal benefit(1)	(1,687)	(1.2)%
New market tax credits	(320)	(0.2)%
Nondeductible/nontaxable items:
Municipal interest income, net of interest disallowance	(1,661)	(1.2)%
Section 162(m) limitation	1,486	1.1%
Other	593	0.4%
Other:
Expiration of the statute of limitations(2)	(8,713)	(6.3)%
Interest on refunds(2)	(2,591)	(1.9)%
Other	(907)	(0.6)%
Income tax expense, as reported	$15,880	11.5%
(1) State of Tennessee makes up the majority (more than 50%) of the total of state taxes and state tax credits.
(2) A one-time gross tax benefit of $10,713 was recognized due to the expiration of the statute of limitations with respect to an amended income tax return and the associated interest.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)

The following table presents a reconciliation of federal income taxes at the statutory federal rate of 21% to the Company's effective tax rates for the years ended December 31, 2024 and 2023:

	Years Ended December 31,
	2024		2023
Federal taxes calculated at statutory rate	$30,801	21.0%	$31,561	21.0%
(Decrease) increase resulting from:
State taxes, net of federal benefit	(404)	(0.3)%	(158)	(0.1)%
Expense from stock-based compensation	56	—%	219	0.1%
Municipal interest income, net of interest disallowance	(1,325)	(0.9)%	(1,804)	(1.2)%
Bank-owned life insurance	(788)	(0.5)%	(393)	(0.3)%
Section 162(m) limitation	284	0.2%	244	0.2%
Nondeductible expenses	2,029	1.4%	384	0.3%
Other	(34)	—%	(1)	—%
Income tax expense, as reported	$30,619	20.9%	$30,052	20.0%
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
Income taxes paid, net of refunds were as follows:

Year Ended December 31,
2025
Federal	$20,715
State and local	254
Total	$20,969
There were no income taxes paid, net of refunds, to one state and local jurisdiction that exceeded 5 percent of the total taxes paid, net of refunds.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)

The components of the deferred tax assets and liabilities at December 31, 2025 and 2024, are as follows:

	December 31,
	2025	2024
Deferred tax assets:
Allowance for credit losses	$50,720	$39,155
Operating lease liabilities	21,150	21,864
Net operating loss	348	523
Amortization of core deposit intangibles	—	1,482
Deferred compensation	15,544	10,372
Unrealized loss on debt securities	12,396	36,766
Unrealized loss on equity securities	1,071	—
Fair value adjustments related to mergers	11,006	—
Real estate investment trust dividend	—	87
Other assets	5,368	5,529
Subtotal	117,603	115,778
Deferred tax liabilities:
FHLB stock dividends	$(216)	$(252)
Operating leases - right of use assets	(17,747)	(19,252)
Depreciation	(10,765)	(8,117)
Amortization of core deposit intangibles	(5,545)	—
Unrealized gain on equity securities	—	(948)
Mortgage servicing rights	(38,759)	(42,221)
Goodwill	(22,241)	(20,121)
Real estate investment trust dividend	(5,536)	—
Retention on sign-on bonus	(2,245)	(2,005)
Other liabilities	(1,730)	(1,265)
Subtotal	(104,784)	(94,181)
Net deferred tax assets	$12,819	$21,597
The Company had a net operating loss carryforward generated as a result of a previous merger amounting to $1,659 and $2,491 as of December 31, 2025 and 2024, respectively. The net operating loss carryforward can be used to offset taxable income in future periods and reduce income tax liabilities in those future periods. While net operating losses are subject to certain annual utilization limits under Section 382, the Company believes the net operating loss carryforwards will be realized based on the projected annual limitation and the length of the net operating loss carryover period. The Company's determination of the realization of the net deferred tax asset is based on its assessment of all available positive and negative evidence. The net operating loss carryforward will begin to expire in 2029.
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is generally no longer subject to U.S. federal and state income tax examinations by tax authorities for tax years before 2022.
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
Note (14)—Dividend restrictions
Due to regulations of the Tennessee Department of Financial Institutions and the Federal Reserve, the Bank may not declare dividends in any calendar year that exceeds the total of its net income of that year combined with its retained net income of the preceding two years without the prior approval of the TDFI Commissioner and/or Federal Reserve System. Based upon this regulation, $36,743 and $185,927 was available for payment of dividends without such prior approval as of December 31, 2025 and 2024, respectively.
In addition, dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
There were $201,574, $61,500, and $49,000 in cash dividends paid from the Bank to the Company during the years ended December 31, 2025, 2024, and 2023, respectively. Additionally, during the year ended December 31, 2024, the Bank declared noncash dividends to the Company consisting of equity securities amounting to $21,700. No such noncash dividends were declared during the years ended December 31, 2025 or 2023.
Note (15)—Commitments and contingencies
Commitments to extend credit and letters of credit
The Company issues certain financial instruments to meet customer financing needs, including loan commitments, credit lines and letters of credit. The agreements associated with these type of unfunded loan commitments provide credit or support the credit of others, as long as conditions established in the contract are met, and usually have expiration dates.
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

	December 31,
	2025	2024
Commitments to extend credit, excluding interest rate lock commitments	$3,198,502	$2,770,105
Letters of credit	61,610	69,855
Balance at end of period	$3,260,112	$2,839,960
As of December 31, 2025 and 2024, unfunded loan commitments included above with floating interest rates totaled $3,012,819 and $2,573,218, respectively.
Beginning on June 30, 2025, a discounted cash flow estimation technique, adjusted for current conditions and reasonable and supportable forecasts, was utilized to estimate the expected credit losses of its loan segments, except consumer and other loans, which utilize the weighted average remaining maturity loss rate technique. The Company determined that the use of the updated estimate techniques and related inputs and assumptions enhances the transparency, accuracy and relevance of information relating to its allowance for credit losses through the application of data and calculations more clearly calibrated to our historical experience, the nature of its loan portfolio and unfunded commitments, and expectations for future economic conditions and corresponding expected credit losses. See “Note 1, “Basis of presentation and summary of significant accounting policies” for further discussion on the change in estimate. The changes are accounted for as a change in estimate included in the provision for credit losses for the year ended December 31, 2025 and did not have a material impact to the Company's operating results and financial condition.
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
The table below presents activity within the allowance for credit losses on unfunded loan commitments included in accrued expenses and other liabilities on the Company’s consolidated balance sheets:

	Years Ended December 31,
	2025	2024	2023
Balance at beginning of period	$6,107	$8,770	$22,969
Provision for credit losses on unfunded commitments acquired in business combination	3,243	—	—
Impact of change in accounting estimate for current expected credit losses	6,452	—	—
Provision for (reversal of) credit losses on unfunded commitments	394	(2,663)	(14,199)
Balance at end of period	$16,196	$6,107	$8,770

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
Loan repurchases or indemnifications
In connection with the sale of mortgage loans to third-party private investors or government sponsored agencies, the Company makes representations and warranties as to the propriety of its origination activities, which are typical and customary to these types of transactions. Occasionally, investors require the Company to repurchase loans sold to them or otherwise indemnify the investor against certain losses under the terms of the warranties. When the Company is required to repurchase the loans, the loans are recorded at fair value in loans HFI. The total principal amount of loans repurchased or indemnified for was $6,237, $6,181 and $8,552 for the years ended December 31, 2025, 2024, and 2023, respectively.
At December 31, 2025 and 2024, the Company had $696 and $697, respectively, of reserves associated with potential losses on loans previously sold included in accrued expenses and other liabilities on the Company’s consolidated balance sheets.
Legal Proceedings
Various legal claims arise from time to time in the normal course of business, which, in the opinion of management, will not have a material effect on the Company’s consolidated financial statements.
Note (16)—Derivatives
The Company utilizes derivative financial instruments as part of its ongoing efforts to manage its interest rate risk exposure as well as interest rate exposure for its customers. Derivative financial instruments are included in the consolidated balance sheets line item other assets or other liabilities at fair value in accordance with ASC 815, “Derivatives and Hedging.” See Note 1, “Basis of presentation and summary of significant accounting policies,” herein for additional information on the Company’s accounting policies related to derivative instruments and hedging activities.
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
At both December 31, 2025 and 2024, the Company did not hold any interest rate swaps designated as fair value hedges. The Company did hold interest rate swaps designated as fair value hedges for a period of time during the year ended December 31, 2024.
During the years ended December 31, 2024 and 2023, the Company recognized $4,588 of amortization expense related to terminated fair value hedges and $7,176 of expense, respectively, in interest expense on deposits related to fair value hedges. There was no such expenses for the year ended December 31, 2025. During the years ended December 31, 2024 and 2023, there were $645 and $3,630, respectively, of expense included in interest expense on borrowings related to fair value hedges. There was no such expense for the year ended December 31, 2025.
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
At both December 31, 2025 and 2024, the Company did not have any interest rate swaps that were designated as cash flow hedges. The Company did hold interest rate swaps designated as cash flow hedges during the year ended December 31, 2024.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
The Company’s consolidated statements of income included a gain of $517 and $985 for the years ended December 31, 2024 and 2023 in interest expense on borrowings related to these cash flow hedges, respectively. The cash flow hedges were highly effective during this period and as a result qualified for hedge accounting treatment. As such, no amounts were reclassified from accumulated other comprehensive loss into earnings as a result of hedge ineffectiveness during the period. No such activity was recorded during the year ended December 31, 2025.
For the years ended December 31, 2024 and 2023, the Company had a loss of $428 and $500, respectively, in other comprehensive income, net of tax benefit of $151 and $176, respectively, for derivative instruments designated as cash flow hedges. No such activity was recorded during the year ended December 31, 2025.
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
The following tables provide details on the Company’s non-designated derivative financial instruments as of the dates presented:

	December 31, 2025
	Notional Amount	Asset	Liability
Interest rate contracts	$654,705	$23,020	$23,080
Forward commitments	240,500	—	168
Interest rate-lock commitments	86,586	1,296	—
Futures contracts	185,000	—	261
Total	$1,166,791	$24,316	$23,509

	December 31, 2024
	Notional Amount	Asset	Liability
Interest rate contracts	$565,152	$29,298	$29,377
Forward commitments	140,000	6	—
Interest rate-lock commitments	65,687	647	—
Futures contracts	217,000	—	3,006
Total	$987,839	$29,951	$32,383

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
Gains (losses) included in the consolidated statements of income related to the Company’s non-designated derivative financial instruments were as follows:

	Years Ended December 31,
	2025	2024	2023
Included in mortgage banking income:
Interest rate lock commitments	$649	$(556)	$(230)
Forward commitments	(2,052)	(546)	953
Futures contracts	1,328	(7,670)	(3,366)
Option contracts	—	—	(1,125)
Total	$(75)	$(8,772)	$(3,768)
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

				Gross amounts not offset on the consolidated balance sheets
	Gross amounts recognized	Gross amounts offset on the consolidated balance sheets	Net amounts presented on the consolidated balance sheets	Financial instruments	Financial collateral pledged	Net Amount
December 31, 2025
Derivative financial assets	$17,348	$—	$17,348	$5,824	$—	$11,524
Derivative financial liabilities	$7,696	$—	$7,696	$5,824	$1,872	$—

December 31, 2024
Derivative financial assets	$28,379	$—	$28,379	$1,030	$—	$27,349
Derivative financial liabilities	$9,144	$—	$9,144	$1,030	$8,114	$—
Collateral Requirements
Most derivative contracts are secured by collateral. Accordingly, pursuant to the interest rate agreements with derivative counterparties, the Company may be required to accept or post collateral with these derivative counterparties. As of December 31, 2025 and 2024, the Company had collateral posted of $30,675 and $20,961, respectively, against its obligations under these agreements. Cash pledged as collateral on derivative contracts is recorded in other assets on the consolidated balance sheets.
Note (17)—Fair value of financial instruments
ASC 820-10 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820-10 also establishes a framework for measuring the fair value of assets and liabilities according to a hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets and liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The hierarchy maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that are derived from assumptions based on management’s estimate of assumptions that market participants would use in pricing the asset or liability based on the best information available under the circumstances.
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

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
The balances and levels of the assets and liabilities measured at fair value on a recurring basis as of December 31, 2025 and 2024 are presented in the following tables:

At December 31, 2025	Quoted prices in active markets for identical assets (liabilities) (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Total
Financial assets:
AFS debt securities:
U.S. government agency securities	$—	$670,088	$—	$670,088
Mortgage-backed securities - residential	—	602,320	—	602,320
Mortgage-backed securities - commercial	—	10,678	—	10,678
Municipal securities	—	168,370	—	168,370
U.S. Treasury securities	—	7,125	—	7,125
Corporate securities	—	998	—	998
Equity securities, at fair value	—	155	—	155
Total securities	$—	$1,459,734	$—	$1,459,734
Loans held for sale, at fair value	$—	$172,974	$—	$172,974
Mortgage servicing rights	—	—	148,795	148,795
Derivatives	—	24,316	—	24,316
Financial Liabilities:
Derivatives	—	23,509	—	23,509

At December 31, 2024	Quoted prices in active markets for identical assets (liabilities) (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Total
Financial assets:
AFS debt securities:
U.S. government agency securities	$—	$563,007	$—	$563,007
Mortgage-backed securities - residential	—	810,999	—	810,999
Mortgage-backed securities - commercial	—	14,857	—	14,857
Municipal securities	—	147,857	—	147,857
U.S. Treasury securities	—	299	—	299
Corporate securities	—	989	—	989
Total securities	$—	$1,538,008	$—	$1,538,008
Loans held for sale, at fair value	$—	$95,403	$—	$95,403
Mortgage servicing rights	—	—	162,038	162,038
Derivatives	—	29,951	—	29,951
Financial Liabilities:
Derivatives	—	32,383	—	32,383

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
The balances and levels of the assets measured at fair value on a nonrecurring basis as of December 31, 2025 and 2024 are presented in the following tables:

At December 31, 2025	Quoted prices in active markets for identical assets (liabilities (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Total
Financial assets:
Other real estate owned	$—	$—	$4,757	$4,757
Collateral-dependent net loans held for investment:
Commercial and industrial	—	—	1,538	1,538
Construction	—	—	18,281	18,281
Residential real estate:
1-to-4 family mortgage	—	—	287	287
Commercial real estate:
Owner occupied	—	—	5,479	5,479
Non-owner occupied	—	—	640	640
Total collateral-dependent loans	$—	$—	$26,225	$26,225

At December 31, 2024	Quoted prices in active markets for identical assets (liabilities) (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Total
Financial assets:
Other real estate owned	$—	$—	$2,873	$2,873
Collateral-dependent net loans held for investment:
Commercial and industrial	$—	$—	$694	$694
Construction	—	—	20,818	20,818
Residential real estate:
Multifamily	—	—	9,000	9,000
Total collateral-dependent loans	$—	$—	$30,512	$30,512
Historically, the Company had a portfolio of acquired commercial loans. There were no such loans outstanding as of December 31, 2025 and 2024 as the last relationship was exited during the year ended December 31, 2023. These commercial loans were measured at fair value. As such, these loans were excluded from the ACL. During the year ended December 31, 2023, the Company recognized a $2,114 loss in other noninterest income related to changes in the fair value of these loans.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
The significant unobservable inputs (Level 3) used in the valuation and changes in fair value associated with the Company’s mortgage servicing rights for the years ended December 31, 2025, 2024, and 2023 are detailed at Note 9, “Mortgage servicing rights.”
The following tables present information as of December 31, 2025 and 2024 about significant unobservable inputs (Level 3) used in the valuation of assets measured at fair value on a nonrecurring basis:

December 31, 2025
Financial instrument	Fair Value	Valuation technique	Significant unobservable inputs	Range of inputs
Collateral-dependent net loans held for investment	$26,225	Appraised value	Discount for costs to sell	10%-22%
Other real estate owned	$4,757	Appraised value	Discount for costs to sell	0%-10%

December 31, 2024
Financial instrument	Fair Value	Valuation technique	Significant unobservable inputs	Range of inputs
Collateral-dependent net loans held for investment	$30,512	Appraised value	Discount for costs to sell	10%-40%
Other real estate owned	$2,873	Appraised value	Discount for costs to sell	0%-10%
Fair value for collateral-dependent loans is determined based on the estimated value of the collateral securing the loans, less estimated selling costs and closing costs related to liquidation of the collateral. For loans secured by real estate, the fair value is determined based on appraisals performed by qualified appraisers and reviewed by qualified personnel. For non-real estate collateral, fair value is determined based on various sources, including third party asset valuation and internally determined values based on cost adjusted or other judgmentally determined factors. Collateral-dependent loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on changes in market conditions from the time of valuation and management’s knowledge of the borrower and borrower’s business. As of December 31, 2025 and 2024, total amortized cost of collateral-dependent loans measured on a nonrecurring basis amounted to $29,057 and $34,712, respectively. The allowance for credit losses is calculated as the amount for which the loan’s amortized cost basis exceeds fair value.
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
Fair value option
The following table summarizes the Company’s loans held for sale as of the dates presented:

	December 31,
	2025	2024
Loans held for sale under a fair value option:
Mortgage loans held for sale	172,974	95,403
Loans held for sale not accounted for under a fair value option:
Mortgage loans held for sale - guaranteed GNMA repurchase option	28,102	31,357
Total loans held for sale	$201,076	$126,760

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
Mortgage loans held for sale
Net gains (losses) of $2,797, $376, and $(121) resulting from changes in the fair value of mortgage loans held for sale were recorded in income for the years ended December 31, 2025, 2024, and 2023, respectively. The Company also recognized fair value changes on derivative instruments used to hedge market-related risk associated with these mortgage loans. When combined with the fair value changes of the underlying loans, the total net gains (losses) were $2,684, $1,241 and $(1,815) for the years ended December 31, 2025, 2024, and 2023, respectively.
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
The following table summarizes the differences between the fair value and the principal balance for mortgage loans held for sale measured at fair value as of December 31, 2025 and 2024:

	December 31,
	2025	2024
Aggregate fair value	$172,974	$95,403
Aggregate unpaid principal balance	168,692	93,918
Difference	$4,282	$1,485
The following table contains the estimated fair values and the related carrying values of the Company’s financial instruments. Non-financial instruments are excluded from the table below.

		Fair Value
December 31, 2025	Carrying amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$1,155,895	$1,155,895	$—	$—	$1,155,895
Investment securities	1,459,734	—	1,459,734	—	1,459,734
Net loans HFI	12,197,643	—	—	12,155,340	12,155,340
Loans held for sale, at fair value	172,974	—	172,974	—	172,974
Interest receivable	58,565	463	7,962	50,140	58,565
Mortgage servicing rights	148,795	—	—	148,795	148,795
Derivatives	24,316	—	24,316	—	24,316
Financial liabilities:
Deposits:
Without stated maturities	$11,255,404	$11,255,404	$—	$—	$11,255,404
With stated maturities	2,654,557	—	2,655,532	—	2,655,532
Securities sold under agreements to repurchase and federal funds purchased	99,865	99,865	—	—	99,865
Subordinated debt, net	83,670	—	—	88,281	88,281
Interest payable	21,549	3,677	17,872	—	21,549
Derivatives	23,509	—	23,509	—	23,509

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
Note (18)—Parent company financial statements
The following information presents the condensed balance sheets, statements of income and cash flows of FB Financial Corporation as of December 31, 2025 and 2024 and for each of the years in the three-year period ended December 31, 2025.

	As of December 31,
Balance sheets	2025	2024
Assets
Cash and cash equivalents(1)	$22,231	$32,857
Investment in subsidiaries(1)	1,975,296	1,527,292
Other assets	34,914	38,918
Goodwill	29	29
Total assets	$2,032,470	$1,599,096
Liabilities and shareholders’ equity
Liabilities
Borrowings	$83,670	$30,930
Accrued expenses and other liabilities	635	628
Total liabilities	84,305	31,558
Shareholders’ equity
Common stock	51,752	46,663
Additional paid-in capital	1,082,344	860,266
Retained earnings	846,620	762,293
Accumulated other comprehensive loss	(32,551)	(101,684)
Total shareholders’ equity	1,948,165	1,567,538
Total liabilities and shareholders’ equity	$2,032,470	$1,599,096
(1) Eliminates in consolidation

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)

	Years Ended December 31,
Statements of income	2025	2024	2023
Income
Dividend income from bank subsidiary(1)	$201,574	$83,200	$49,000
Dividend income from nonbank subsidiary(1)	—	—	530
Other (loss) income	(2,058)	7	57
Total income	199,516	83,207	49,587
Expenses
Interest expense	4,767	2,107	1,590
Salaries, legal and professional fees	2,176	1,549	1,461
Other noninterest expense	617	426	478
Total expenses	7,560	4,082	3,529
Income before income tax benefit and equity in undistributed earnings of subsidiaries	191,956	79,125	46,058
Federal and state income tax benefit	(3,618)	(1,047)	(887)
Income before equity in undistributed earnings of subsidiaries	195,574	80,172	46,945
Equity in undistributed earnings from bank subsidiary(1)	(72,952)	35,863	73,832
Equity in undistributed earnings from nonbank subsidiary(1)	—	—	(553)
Net income	$122,622	$116,035	$120,224
(1) Eliminates in consolidation

	Years Ended December 31,
Statements of cash flows	2025	2024	2023
Operating Activities
Net income	$122,622	$116,035	$120,224
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of bank subsidiary	72,952	(35,863)	(73,832)
Equity in undistributed income of nonbank subsidiary	—	—	553
Stock-based compensation expense	17,308	9,485	10,381
Decrease (increase) in other assets	3,947	(24,055)	1,017
Decrease in other liabilities	(10,745)	(8,584)	(4,064)
Net cash provided by operating activities	206,084	57,018	54,279
Investing Activities
Net cash received in business combinations (See Note 2)	10,612	—	—
Net cash provided by investing activities	10,612	—	—
Financing Activities
Payments on subordinated debt	(30,930)	—	—
Stock-based compensation withholding payments	(3,152)	(1,846)	(3,379)
Net proceeds from sale of common stock under employee stock purchase program	897	882	723
Repurchase of common stock	(155,914)	(12,699)	(4,944)
Dividends paid on common stock	(37,887)	(31,780)	(28,057)
Dividend equivalent payments made upon vesting of equity compensation	(336)	(166)	(226)
Net cash used in financing activities	(227,322)	(45,609)	(35,883)
Net (decrease) increase in cash and cash equivalents	(10,626)	11,409	18,396
Cash and cash equivalents at beginning of year	32,857	21,448	3,052
Cash and cash equivalents at end of year	$22,231	$32,857	$21,448
Supplemental noncash disclosures:
Dividends declared not paid on restricted stock units and performance stock units	$408	$374	$287
Noncash dividends from bank subsidiary	—	21,700	—

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
Note (19)—Segment reporting
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
The chief operating decision maker uses income before income taxes as the measure of segment profit or loss to assess the performance of and allocate resources to each segment. Interest income provides the primary revenue in the Banking segment, and mortgage banking income provides the primary revenue in the Mortgage segment. Interest expense, provision for credit losses, salaries, commissions, employee benefits and merger and integration costs provide the significant expenses in the Banking segment, and salaries, commissions and employee benefits provide the significant expenses in the Mortgage segment. These figures are regularly provided to the chief operating decision maker and are monitored through budget-to-actual variance review.
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
The following tables present selected financial information with respect to the Company’s reportable segments for the years ended December 31, 2025, 2024, and 2023.

Year Ended December 31, 2025	Banking(2)	Mortgage	Consolidated
Interest income	$829,150	$4,776	$833,926
Interest expense	323,058	(5,232)	317,826
Net interest income	506,092	10,008	516,100
Provisions for credit losses	37,637	5,641	43,278
Net interest income after provision for credit losses	468,455	4,367	472,822
Mortgage banking income	—	52,444	52,444
Other noninterest (loss) income	(8,775)	241	(8,534)
Total noninterest (loss) income	(8,775)	52,685	43,910
Salaries, commissions and employee benefits	187,473	30,248	217,721
Merger and integration costs	23,803	—	23,803
Depreciation and amortization	11,980	74	12,054
Amortization of intangibles	5,298	—	5,298
Other noninterest expense(1)	96,210	23,128	119,338
Total noninterest expense	324,764	53,450	378,214
Income before income taxes	$134,916	$3,602	$138,518
Income tax expense			15,880
Net income applicable to FB Financial Corporation and noncontrolling interest			122,638
Net income applicable to noncontrolling interest(2)			16
Net income applicable to FB Financial Corporation			$122,622
Total assets	$15,623,962	$676,330	$16,300,292
Goodwill	350,353	—	350,353
(1) Other noninterest expense includes expenses for occupancy and equipment expense, data processing, advertising, legal and professional fees and other expenses. Additionally, other noninterest expense for Mortgage includes servicing expenses.
(2) Banking segment includes noncontrolling interest

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)

Year Ended December 31, 2024	Banking(2)	Mortgage	Consolidated
Interest income	$726,033	$(495)	$725,538
Interest expense	315,250	(6,215)	309,035
Net interest income	410,783	5,720	416,503
Provisions for (reversals of) credit losses	12,264	(260)	12,004
Net interest income after provision for credit losses	398,519	5,980	404,499
Mortgage banking income	—	46,634	46,634
Other noninterest (loss) income	(8,376)	812	(7,564)
Total noninterest income	(8,376)	47,446	39,070
Salaries, commissions and employee benefits	154,810	29,003	183,813
Depreciation and amortization	11,541	425	11,966
Amortization of intangibles	2,947	—	2,947
Other noninterest expense(1)	77,192	20,981	98,173
Total noninterest expense	246,490	50,409	296,899
Income before income taxes	$143,653	$3,017	$146,670
Income tax expense			30,619
Net income applicable to FB Financial Corporation and noncontrolling interest			116,051
Net income applicable to noncontrolling interest(2)			16
Net income applicable to FB Financial Corporation			$116,035
Total assets	$12,554,435	$603,047	$13,157,482
Goodwill	242,561	—	242,561
(1) Other noninterest expense includes expenses for occupancy and equipment expense, data processing, advertising, legal and professional fees and other expenses. Additionally, other noninterest expense for Mortgage includes servicing expenses.
(2) Banking segment includes noncontrolling interest.

Year Ended December 31, 2023	Banking(2)	Mortgage	Consolidated
Interest income	$678,591	$(181)	$678,410
Interest expense	277,342	(6,149)	271,193
Net interest income	401,249	5,968	407,217
Provisions for (reversals of) credit losses	2,599	(60)	2,539
Net interest income after provision for credit losses	398,650	6,028	404,678
Mortgage banking income	—	44,692	44,692
Other noninterest income	25,831	20	25,851
Total noninterest income	25,831	44,712	70,543
Salaries, commissions and employee benefits	170,975	32,466	203,441
Depreciation and amortization	10,444	736	11,180
Amortization of intangibles	3,659	—	3,659
Other noninterest expense(1)	85,491	21,158	106,649
Total noninterest expense	270,569	54,360	324,929
Income (loss) before income taxes	$153,912	$(3,620)	$150,292
Income tax expense			30,052
Net income applicable to FB Financial Corporation and noncontrolling interest			120,240
Net income applicable to noncontrolling interest(2)			16
Net income applicable to FB Financial Corporation			$120,224
Total assets	$12,050,245	$554,158	$12,604,403
Goodwill	242,561	—	242,561
(1) Other noninterest expense for Banking includes expenses for occupancy and equipment expense, data processing, advertising, legal and professional fees and other expenses. Other noninterest expense for Mortgage includes expenses for occupancy and equipment expense, data processing, advertising, legal and professional fees, servicing expenses and other expenses.
(2) Banking segment includes noncontrolling interest.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
Note (20)—Minimum capital requirements
Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action.
Under regulatory guidance for non-advanced approach institutions, the Bank and Company are required to maintain minimum capital ratios as outlined in the table below. Minimum risk-based capital adequacy ratios below include a capital conservation buffer of 2.50%. As of December 31, 2025 and 2024, the Bank and Company met all capital adequacy requirements to which they are subject. Additionally, under U.S. Basel III Capital Rules, the Bank and Company opted out of including accumulated other comprehensive income in regulatory capital.
Actual and required capital amounts and ratios are included below as of the dates indicated.

December 31, 2025	Actual		Minimum Requirement for Capital Adequacy with Capital Buffer		To Qualify as Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
FB Financial Corporation	$1,888,051	13.2%	$1,496,600	10.5%	N/A	N/A
FirstBank	1,830,102	12.9%	1,484,360	10.5%	$1,413,676	10.0%
Tier 1 capital (to risk-weighted assets)
FB Financial Corporation	$1,625,952	11.4%	$1,211,534	8.5%	N/A	N/A
FirstBank	1,653,113	11.7%	1,201,625	8.5%	$1,130,941	8.0%
Common equity tier 1 capital (to risk-weighted assets)
FB Financial Corporation	$1,625,952	11.4%	$997,734	7.0%	N/A	N/A
FirstBank	1,653,113	11.7%	989,573	7.0%	$918,889	6.5%
Tier 1 capital (to average assets)
FB Financial Corporation	$1,625,952	10.3%	$633,378	4.0%	N/A	N/A
FirstBank	1,653,113	10.5%	631,928	4.0%	$789,910	5.0%

December 31, 2024(1)	Actual		Minimum Requirement for Capital Adequacy with Capital Buffer		To Qualify as Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
FB Financial Corporation	$1,721,941	15.2%	$1,187,163	10.5%	N/A	N/A
FirstBank	1,650,305	14.7%	1,175,095	10.5%	$1,119,138	10.0%
Tier 1 capital (to risk-weighted assets)
FB Financial Corporation	$1,480,722	13.1%	$961,037	8.5%	N/A	N/A
FirstBank	1,410,505	12.6%	951,267	8.5%	$895,310	8.0%
Common equity tier 1 capital (to risk-weighted assets)
FB Financial Corporation	$1,450,722	12.8%	$791,442	7.0%	N/A	N/A
FirstBank	1,410,505	12.6%	783,397	7.0%	$727,440	6.5%
Tier 1 capital (to average assets)
FB Financial Corporation	$1,480,722	11.3%	$522,557	4.0%	N/A	N/A
FirstBank	1,410,505	10.8%	521,538	4.0%	$651,923	5.0%
(1) The Company adopted CECL on January 1, 2020, and the December 31, 2024 regulatory capital ratios reflect the final year of the Company's election of the five-year transition provision.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)

Note (21)—Employee benefit plans
401(k) plan
The Company sponsors a defined contribution plan which covers substantially all employees and allows participating employees to contribute the maximum amount of their eligible salary subject to certain limits based on the federal tax laws. The Company provides an employer matching contribution up to 4% of an employee’s plan eligible pay, based on the employee’s contribution level, with any such matching contributions vesting ratably over a three‑year period. For the years ended December 31, 2025, 2024, and 2023, matching employer contributions totaled $5,015, $3,225 and $3,450 respectively.
Supplemental retirement plans
Historically, the Company has maintained nonqualified supplemental retirement plans for certain former employees assumed through acquisitions. In connection with the Southern States merger, the Company assumed additional nonqualified supplemental retirement plans, similar to those previously maintained. As of December 31, 2025 and 2024, accrued expenses and other liabilities on the consolidated balance sheets included post-retirement benefits payable of $12,811 and $2,328, respectively, related to these plans. For the years ended December 31, 2025, 2024, and 2023, the expense related to these plans and payments to the participants were not meaningful.
Related to the nonqualified supplemental retirement plan obligations, the Company maintains BOLI policies covering these individuals and annuity contracts to satisfy the underlying obligation, all acquired through past acquisitions. At December 31, 2025 and 2024, cash surrender value of BOLI was $111,865 and $72,504, respectively. Income related to these policies (net of related insurance premium expense) amounted to $3,441, $3,753, and $1,871 for the years ended December 31, 2025, 2024, and 2023, respectively. At December 31, 2025, the annuity contracts held had a contract value of $16,508 included in other assets. There were no such annuity contracts at December 31, 2024. Income related to these annuity contracts recorded in other income was not meaningful for the year ended December 31, 2025. There was no such income recorded for the years ended December 31, 2024 or 2023.
Note (22)—Stock-based compensation
Restricted Stock Units
The Company grants RSUs under compensation arrangements for the benefit of certain employees, executive officers and directors. RSU grants are subject to time-based vesting with associated compensation recognized on a straight-line basis based on the grant date fair value of the awards. The total number of RSUs granted represents the number of awards eligible to vest based upon the service conditions set forth in the grant agreements.
The following table summarizes changes in RSUs for the year ended December 31, 2025:

	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Balance at beginning of period (unvested)	345,436	$36.71
Granted	184,724	48.86
Vested	(185,943)	37.59
Forfeited	(21,923)	42.41
Balance at end of period (unvested)	322,294	$42.78
The total fair value of RSUs vested and released was $6,990, $5,653, $8,089 for the years ended December 31, 2025, 2024, and 2023, respectively.
The compensation cost related to these grants and vesting of RSUs was $7,956, $7,340, and $7,438 for the years ended December 31, 2025, 2024, and 2023, respectively. These amounts include RSU grants made to directors and director compensation to be settled in stock amounting to $985, $838, and $834 for the years ended December 31, 2025, 2024, and 2023, respectively.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)

As of December 31, 2025, there was $7,225 of total unrecognized compensation cost related to unvested RSUs which is expected to be recognized over a weighted-average period of 1.77 years. Additionally, as of December 31, 2025, there were 1,172,306 shares available for issuance under the Company’s stock compensation plans. As of December 31, 2025 and 2024, there was $335 and $344, respectively, accrued in accrued expenses and other liabilities related to dividend equivalent units declared which is to be paid upon vesting and distribution of the underlying RSUs.
Performance-Based Restricted Stock Units
The Company awards PSUs to certain employees and executive officers. Under the terms of the awards, the number of units that will vest and convert to shares of common stock will be based on the Company’s achievement of certain performance metrics over a fixed three-year performance period. The number of shares issued upon vesting can range from 0% to 200% of the PSUs granted.
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
The following table summarizes information about the changes in PSUs as of and for the year ended December 31, 2025:

	Performance Stock Units Outstanding(1)	Weighted Average Grant Date Fair Value
Balance at beginning of period (unvested)	223,393	$38.06
Granted	75,329	49.33
Performance adjustment (2)	348	44.09
Vested	(50,269)	44.09
Forfeited or expired	(7,910)	39.96
Balance at end of period (unvested)	240,891	$40.24
(1) PSUs are presented in the table above assuming targets are met and the awards pay out at 100%.
(2) The performance adjustment represents the difference between shares granted and vested due to achievement of performance factors.

The following table summarizes data related to the Company’s outstanding PSUs as of December 31, 2025:

Grant Year	Grant Price	Performance Period	PSUs Outstanding
2023	$37.17	2023 to 2025	71,491
2024	$35.60	2024 to 2026	96,216
2025	$49.33	2025 to 2027	73,184
Compensation expense for PSUs is estimated each period based on the fair value of the Company’s stock at the grant date and the most probable outcome of the performance condition, adjusted for the passage of time within the performance period of the awards.
The Company recorded compensation cost of $9,352, $2,145, and $2,943 for the years ended December 31, 2025, 2024, and 2023 respectively. As of December 31, 2025, maximum unrecognized compensation cost at 200% payout related to the unvested PSUs was $8,199, and the weighted average remaining performance period over which the cost could be recognized was 1.80 years. As of December 31, 2025 and 2024, there was $298 and $217, respectively, accrued in accrued expenses and other liabilities related to dividend equivalent units declared which is to be paid upon vesting and distribution of the underlying PSUs.
Employee Stock Purchase Plan
The Company maintains an employee stock purchase plan under which employees, through payroll deductions, are able to purchase shares of Company common stock. The employee purchase price is 95% of the lower of the market price at the beginning or end of each six month offering period. The maximum number of shares issuable during any offering period is 200,000 shares, limited to 725 shares for each participating employee. There were 17,435, 21,862, and 20,520 shares of common stock issued under the ESPP with proceeds from employee payroll withholdings of $790, $861, and

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)

$686 during the years ended December 31, 2025, 2024, and 2023, respectively. As of December 31, 2025, there were 2,254,929 shares available for issuance under the ESPP.
Note (23)—Related party transactions
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
An analysis of loans to management, executive officers, the directors and significant shareholders of the Bank and their related interests is presented below:

Loans outstanding at January 1, 2025	$31,406
New loans and advances	22,858
Change in related party status	—
Repayments	(9,099)
Loans outstanding at December 31, 2025	$45,165
Unfunded commitments to management, executive officers, the directors, and significant shareholders and their related interests totaled $47,182 and $14,510 at December 31, 2025 and 2024, respectively.
Deposits
The Bank held deposits from related parties totaling $406,258 and $282,963 as of December 31, 2025 and 2024, respectively.
Leases
The Bank leases various office spaces from entities owned by certain directors of the Company under varying terms. Lease expense for these properties totaled $403, $411, and $385 for the years ended December 31, 2025, 2024, and 2023, respectively.
Aviation lease
Through a wholly-owned subsidiary, FBK Aviation, LLC, the Company owns and maintains an aircraft. FBK Aviation, LLC maintains non-exclusive aircraft leases with entities owned by certain directors. The Company recognized income $82, $50, and $28 for the years ended December 31, 2025, 2024, and 2023.
Share repurchase agreement
During the year ended December 31, 2025, the Company entered into a share repurchase agreement with a related party. Pursuant to the share repurchase agreement, the Company acquired 1,717,948 shares of its common stock at a price of $51.50 per share. The repurchase was conducted under the Company's previously announced share repurchase authorization and was negotiated on an arm's-length basis pursuant to the share repurchase agreement. No such repurchases with related parties occurred during the years ended December 31, 2024 and 2023.
Equity investment in preferred stock and master loan purchase agreement
The Company holds an equity investment in a privately held entity which originates manufactured housing loans through utilization of its proprietary developed technology. As a result of the investment, the Company holds two board seats on the entity’s board of directors. The Company also has a master loan purchase agreement with the entity to purchase up to $250,000 in manufactured housing loan production over an initial five-year term. Under this agreement, the Company purchased $63,450, $58,171, and $33,164 of loans for the years ended December 31, 2025, 2024, and 2023. As of December 31, 2025 and 2024, the amortized cost of these loans HFI amounted to $142,532 and $86,890, respectively. See Note 3, “Investment securities”, for additional information on this investment.

ITEM 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
None.
ITEM 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act as of December 31, 2025 was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2025, the Company’s disclosure controls and procedures were effective for ensuring that information the Company is required to disclose in reports that it files or submits under the Act, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s senior management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Changes in Internal Controls
There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 9B. Other Information
Rule 10b5-1 Trading Plans
During the quarter ended December 31, 2025, none of the Company’s directors or executive officers adopted, modified, or terminated any contract, instruction, or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
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
The other information required by this Item will be presented in, and is incorporated herein by reference to, the Company’s definitive proxy statement for the 2026 annual meeting of shareholders which will be filed with the SEC within 120 days of December 31, 2025.
Item 11. Executive Compensation
The information required by this Item will be presented in, and is incorporated herein by reference to, the Company’s definitive proxy statement for the 2026 annual meeting of shareholders which will be filed with the SEC within 120 days of December 31, 2025.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item will be presented in, and is incorporated herein by reference to, the Company’s definitive proxy statement for the 2026 annual meeting of shareholders which will be filed with the SEC within 120 days of December 31, 2025.
Item 13. Certain Relationships, Related Transactions and Director Independence
The information required by this Item will be presented in, and is incorporated herein by reference to, the Company’s definitive proxy statement for the 2026 annual meeting of shareholders which will be filed with the SEC within 120 days of December 31, 2025.
Item 14. Principal Accountant Fees and Services
The information required by this Item will be presented in, and is incorporated herein by reference to, the Company’s definitive proxy statement for the 2026 annual meeting of shareholders which will be filed with the SEC within 120 days of December 31, 2025.

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
•Consolidated balance sheets as of December 31, 2025 and 2024
•Consolidated statements of income for the years ended December 31, 2025, 2024, and 2023
•Consolidated statements of comprehensive income for the years ended December 31, 2025, 2024, and 2023
•Consolidated statements of changes in shareholders’ equity for the years ended December 31, 2025, 2024, and 2023
•Consolidated statements of cash flows for the years ended December 31, 2025, 2024, and 2023
•Notes to consolidated financial statements
•Report of Independent Registered Public Accounting Firm
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
2.1
Agreement and Plan of Merger, dated as of March 31, 2025, by and between FB Financial Corporation and Southern States Bancshares, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K (File No. 001-37875) filed on March 31, 2025)

3.1
Amended and Restated Charter, as amended for SEC filing purposes only (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2024 (File No. 001-37875) filed on February 25, 2025)

3.2
Amended and Restated Bylaws of FB Financial Corporation (incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 (File No. 001-37875) file on November 14, 2016)

4.1
Registration Rights Agreement by and between FB Financial Corporation and James W. Ayers, dated September 15, 2016 (incorporated by reference as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 (File No. 001-37875) filed on November 14, 2016)

4.2
Description of Registrant's Securities (incorporated by reference to Exhibit 4.2 to the Company's Annual Report on Form 10-K for the fiscal year ending December 31, 2019 (File No. 001-37875) filed on March 13, 2020

4.3
Indenture, dated February 7, 2022, by and between Southern States Bancshares, Inc. and UMB Bank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on July 8, 2025)

4.4
Supplemental Indenture, dated July 1, 2025, by and among Southern States Bancshares, Inc., UMB Bank, N.A. and FB Financial Corporation to Indenture, dated February 7, 2022, by and between Southern States Bancshares, Inc. and UMB Bank, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on July 8, 2025)

4.5	Form of 3.50% Fixed-to-Floating Rate Subordinated Note due February 7, 2032 (included as Exhibit A-1 and Exhibit A-2 to the Indenture filed as Exhibit 4.3 hereto)
4.6
Form of Subordinated Note Purchase Agreement, dated February 7, 2022, by and among Southern States Bancshares, Inc. and each Purchaser (incorporated by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed on July 8, 2025)

4.7
Indenture, dated October 26, 2022, by and between Southern States Bancshares, Inc. and UMB Bank, N.A., as trustee (incorporated by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed on July 8, 2025)

4.8
Supplemental Indenture, dated July 1, 2025, by and among Southern States Bancshares, Inc., UMB Bank, N.A. and FB Financial Corporation to Indenture, dated October 26, 2022, by and between Southern States Bancshares, Inc. and UMB Bank, N.A., as trustee (incorporated by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed on July 8, 2025)

4.9	Form of 7.00% Fixed-to-Floating Rate Subordinated Note due October 26, 2032 (included as Exhibit A-1 and Exhibit A-2 to the Indenture filed as Exhibit 4.7 hereto)
4.10
Form of Subordinated Note Purchase Agreement, dated October 26, 2022, by and among Southern States Bancshares, Inc. and each Purchaser (incorporated by reference to Exhibit 4.8 to the Company's Current Report on Form 8-K filed on July 8, 2025)

4.11	Form of 3.50% Fixed-to-Floating Rate Subordinated notes due 2031 (incorporated by reference to Exhibit 4.9 the Company's Current Report on Form 8-K filed on July 8, 2025)
4.12	In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, certain instruments with respect to long-term debt of the Company have been omitted but will be furnished to the Securities and Exchange Commission upon request.
10.1
Employment Agreement, dated February 23, 2024, among FB Financial Corporation, FirstBank, and Christopher T. Holmes (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 (File No. 001-37875) filed on May 6, 2024)†

10.2	FB Financial Corporation 2016 Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1/A (File No. 333-213210) filed on September 6, 2016) †
10.3
Form of Performance-Based Restricted Stock Unit Award Certificate (2022) pursuant to the FB Financial Corporation 2016 Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company's Form 10-K for the year ended December 31, 2022 (File No. 001-37875) filed on February 28, 2023)†

10.4
Form of Performance-Based Restricted Stock Unit Award Certificate (2024) pursuant to the FB Financial Corporation 2016 Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company's Form 10-K for the year ended December 31, 2024 (File No. 001-37875) filed on February 25, 2025)†

10.5
Form of Restricted Stock Unit Award Certificate (2024) pursuant to the FB Financial Corporation 2016 Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company's Form 10-K for the year ended December 31, 2024 (File No. 001-37875) filed on February 25, 2025)†

10.6
Form of Restricted Stock Unit Award Certificate (2023) pursuant to the FB Financial Corporation 2016 Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company's Form 10-K for the year ended December 31, 2023 (File No. 001-37875) filed on February 27, 2024)†

10.7
Form of Performance-Based Restricted Stock Unit Award Certificate (2023) pursuant to the FB Financial Corporation 2016 Incentive Plan (incorporated by reference to Exhibit 10.8 to the Company's Form 10-K for the year ended December 31, 2023 (File No. 001-37875) filed on February 27, 2024)†

10.8
Employment Agreement, dated September 12, 2025, among FB Financial Corporation, FirstBank, and Michael M. Mettee (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 (File No. 001-37875) filed on November 7,2025 )†

10.9
Employment Agreement, dated February 23, 2024, by and among FB Financial Corporation, FirstBank, and Aimee T. Hamilton (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 (File No. 001-37875) filed on May 6, 2024)†

10.10
Employment Agreement, dated September 12, 2025, among FB Financial Corporation, FirstBank, and Travis K. Edmondson (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarter ended September 30, 2025 (File No. 001-37875) filed on November 7, 2025)†

10.11
Employment Agreement, dated September 12, 2025, among FB Financial Corporation, FirstBank, and Scott J. Tansil (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended September 30, 2025 (File No. 001-37875) filed on November 7, 2025)†

10.12	Form of Performance-Based Restricted Stock Unit Award Certificate (2025) pursuant to the FB Financial Corporation 2016 Incentive Plan*†
19.1
FB Financial Corporation and FirstBank Insider Trader Policy (incorporated by reference to Exhibit 19.1 to the Company's Form 10-K for the year ended December 31, 2024 (File No. 001-37875) filed on February 25, 2025)

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
97
FB Financial Corporation and FirstBank Compensation Recovery Policy (incorporated by reference to Exhibit 97 to the Company's Form 10-K for the year ended December 31, 2023 (File No. 001-37875) filed on February 27, 2024)

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

FB Financial Corporation

/s/ Christopher T. Holmes
February 26, 2026	Christopher T. Holmes President and Chief Executive Officer (Principal Executive Officer)

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

Signature	Title	Date

/s/ Christopher T. Holmes
Christopher T. Holmes	Director, President and Chief Executive Officer	February 26, 2026
(Principal Executive Officer)

/s/ Michael M. Mettee
Michael M. Mettee	Chief Financial Officer and Chief Operating Officer	February 26, 2026
(Principal Financial Officer)

/s/ Jonathan Pennington
Jonathan Pennington	Chief Accounting Officer	February 26, 2026
(Principal Accounting Officer)

/s/ J. Jonathan Ayers
J. Jonathan Ayers	Director	February 26, 2026

/s/ William F. Carpenter III
William F. Carpenter III	Chairman of the Board	February 26, 2026

/s/ Agenia W. Clark
Agenia W. Clark	Director	February 26, 2026

/s/ James W. Cross IV
James W. Cross IV	Director	February 26, 2026

/s/ James L. Exum
James L. Exum	Director	February 26, 2026

/s/ Orrin H. Ingram
Orrin H. Ingram	Director	February 26, 2026

/s/ R. Milton Johnson
R. Milton Johnson	Director	February 26, 2026

/s/ Raja J. Jubran
Raja J. Jubran	Director	February 26, 2026

/s/ C. Wright Pinson
C. Wright Pinson	Director	February 26, 2026

/s/ Emily J. Reynolds
Emily J. Reynolds	Director	February 26, 2026

/s/ J. Henry Smith
J. Henry Smith	Director	February 26, 2026

/s/ Melody J. Sullivan
Melody J. Sullivan	Director	February 26, 2026