Form 10-Q
period 2026-03-31
FB Financial Corp
filed 2026-05-04
CIK 1649749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________
FORM 10-Q
______________________________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of registrant’s Common Stock outstanding as of April 30, 2026 was 51,523,462.

PART I
GLOSSARY OF ABBREVIATIONS AND ACRONYMS
As used in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 (this “Report”), references to “we,” “our,” “us,” “FB Financial,” or “the Company” refer to FB Financial Corporation, a Tennessee corporation, and our wholly-owned banking subsidiary, FirstBank, a Tennessee state-chartered bank, unless otherwise indicated or the context otherwise requires. References to “Bank” or “FirstBank” refer to FirstBank, our wholly-owned banking subsidiary.
The acronyms and abbreviations identified below are used in the Notes to the consolidated financial statements as well as in the Management’s discussion and analysis of financial condition and results of operations. You may find it helpful to refer to this page as you read this Report.

ACL	Allowance for credit losses	GAAP	U.S. generally accepted accounting principles
AFS	Available-for-sale	GNMA	Government National Mortgage Association
ALCO	Asset Liability Management Committee	HFI	Held for investment
ASC	Accounting Standard Codification	NIM	Net interest margin
ASU	Accounting Standard Update	OREO	Other real estate owned
Bank	FirstBank, subsidiary bank	PCD	Purchased credit-deteriorated
BOLI	Bank-owned life insurance	PSU	Performance-based restricted stock units
CECL	Current expected credit losses	Report	Form 10-Q for the quarterly period ended March 31, 2026
Company	FB Financial Corporation	ROAA	Return on average assets
CPR	Conditional prepayment rate	ROAE	Return on average common equity
ESPP	Employee Stock Purchase Plan	ROATCE	Return on average tangible common equity
EVE	Economic value of equity	RSU	Restricted stock units
FASB	Financial Accounting Standards Board	SEC	U.S. Securities and Exchange Commission
FDIC	Federal Deposit Insurance Corporation	SOFR	Secured overnight financing rate
FDM	Financial difficulty modification	Southern States	Southern States Bancshares, Inc.
Federal Reserve	Board of Governors of the Federal Reserve System	TDFI	Tennessee Department of Financial Institutions
FHLB	Federal Home Loan Bank

FB Financial Corporation and subsidiaries
Consolidated balance sheets
(Amounts are in thousands except share and per share amounts)

	March 31,	December 31,
	2026 (Unaudited)	2025
ASSETS
Cash and due from banks	$159,883	$196,213
Federal funds sold and reverse repurchase agreements	199,009	213,391
Interest-bearing deposits in financial institutions	798,871	746,291
Cash and cash equivalents	1,157,763	1,155,895
Investments:
Available-for-sale debt securities, at fair value	1,498,547	1,459,579
Equity securities, at fair value	—	155
Restricted equity securities, at cost	79,458	79,046
Loans held for sale (includes $198,769 and $172,974 at fair value, respectively)	231,359	201,076
Loans held for investment	12,503,815	12,383,626
Less: allowance for credit losses on loans HFI	186,324	185,983
Net loans held for investment	12,317,491	12,197,643
Premises and equipment, net	181,268	182,370
Operating lease right-of-use assets	48,223	49,249
Interest receivable	59,837	58,565
Mortgage servicing rights, at fair value	147,344	148,795
Bank-owned life insurance	110,484	111,865
Other real estate owned, net	6,449	6,009
Goodwill	350,353	350,353
Core deposit and other intangibles, net	29,415	31,284
Other assets	250,448	268,408
Total assets	$16,468,439	$16,300,292
LIABILITIES
Deposits
Noninterest-bearing	$2,664,480	$2,634,395
Interest-bearing checking	2,642,713	2,651,369
Money market and savings	5,886,370	5,969,640
Customer time deposits	2,309,056	2,028,923
Brokered and internet time deposits	574,216	625,634
Total deposits	14,076,835	13,909,961
Borrowings	213,188	212,764
Operating lease liabilities	59,106	60,556
Accrued expenses and other liabilities	145,344	168,753
Total liabilities	14,494,473	14,352,034
SHAREHOLDERS’ EQUITY
Common stock, $1 par value per share; 75,000,000 shares authorized; 51,418,024 and 51,752,401 shares issued and outstanding, respectively	51,418	51,752
Additional paid-in capital	1,064,619	1,082,344
Retained earnings	893,095	846,620
Accumulated other comprehensive loss, net	(35,259)	(32,551)
Total FB Financial Corporation common shareholders’ equity	1,973,873	1,948,165
Noncontrolling interest	93	93
Total equity	1,973,966	1,948,258
Total liabilities and shareholders’ equity	$16,468,439	$16,300,292
See the accompanying notes to the consolidated financial statements.

FB Financial Corporation and subsidiaries
Consolidated statements of income
(Amounts are in thousands, except per share amounts)
(Unaudited)
5

	Three Months Ended March 31,
	2026	2025
Interest income:
Interest and fees on loans	$201,257	$153,185
Interest on investment securities
Taxable	13,575	14,471
Tax-exempt	1,054	1,033
Other	9,464	11,017
Total interest income	225,350	179,706

Interest expense:
Deposits	77,878	70,249
Borrowings	1,507	1,816
Total interest expense	79,385	72,065
Net interest income	145,965	107,641
Provision for credit losses on loans HFI	3,822	1,906
(Reversal of) provision for credit losses on unfunded commitments	(798)	386
Net interest income after provision for credit losses	142,941	105,349

Noninterest income:
Mortgage banking income	12,253	12,426
Service charges on deposit accounts	4,376	3,479
Investment services and trust income	4,348	3,711
ATM and interchange fees	2,977	2,677
Gain from investment securities, net	1	16
Loss on sales or write-downs of premises and equipment, other real estate owned and other assets, net	(320)	(625)
Other income	2,740	1,348
Total noninterest income	26,375	23,032

Noninterest expenses:
Salaries, commissions and employee benefits	57,348	48,351
Occupancy and equipment expense	7,476	6,597
Data processing	2,454	2,313
Advertising	2,148	2,487
Legal and professional fees	1,980	1,992
Amortization of core deposit and other intangibles	1,869	656
Merger and integration costs	1,447	401
Other expense	20,442	16,752
Total noninterest expense	95,164	79,549
Income before income taxes	74,152	48,832
Income tax expense	16,626	9,471
Net income applicable to FB Financial Corporation and noncontrolling interest	57,526	39,361
Net income applicable to noncontrolling interest	—	—
Net income applicable to FB Financial Corporation	$57,526	$39,361

Earnings per common share:
Basic	$1.11	$0.84
Diluted	1.10	0.84
See the accompanying notes to the consolidated financial statements.

FB Financial Corporation and subsidiaries
Consolidated statements of comprehensive income
(Amounts are in thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Net income applicable to FB Financial Corporation and noncontrolling interest	$57,526	$39,361
Other comprehensive (loss) income, net of tax:
Net unrealized (loss) gain in available-for-sale securities, net of tax (benefit) expense of $(900) and $3,489	(2,708)	9,743
Reclassification adjustment for gain on securities included in net income, net of tax expense of $4	—	(12)
Total other comprehensive (loss) income, net of tax	(2,708)	9,731
Comprehensive income applicable to FB Financial Corporation and noncontrolling interest	54,818	49,092
Comprehensive income applicable to noncontrolling interest	—	—
Comprehensive income applicable to FB Financial Corporation	$54,818	$49,092
See the accompanying notes to the consolidated financial statements.

FB Financial Corporation and subsidiaries
Consolidated statements of changes in shareholders’ equity
(Amounts are in thousands except per share amounts)
(Unaudited)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss, net	Total common shareholders’ equity	Noncontrolling interest	Total shareholders’ equity
Balance at December 31, 2024:	$46,663	$860,266	$762,293	$(101,684)	$1,567,538	$93	$1,567,631
Net income attributable to FB Financial Corporation and noncontrolling interest	—	—	39,361	—	39,361	—	39,361
Other comprehensive income, net of taxes	—	—	—	9,731	9,731	—	9,731
Repurchase of common stock	(209)	(9,683)	—	—	(9,892)	—	(9,892)
Stock-based compensation expense	1	4,830	—	—	4,831	—	4,831
Restricted stock units vested, net of taxes	19	(460)	—	—	(441)	—	(441)
Performance-based restricted stock units vested, net of taxes	33	(654)	—	—	(621)	—	(621)
Shares issued under employee stock purchase program	8	416	—	—	424	—	424
Dividends declared ($0.19 per share)	—	—	(8,969)	—	(8,969)	—	(8,969)
Balance at March 31, 2025:	$46,515	$854,715	$792,685	$(91,953)	$1,601,962	$93	$1,602,055

Balance at December 31, 2025:	$51,752	$1,082,344	$846,620	$(32,551)	$1,948,165	$93	$1,948,258
Net income attributable to FB Financial Corporation and noncontrolling interest	—	—	57,526	—	57,526	—	57,526
Other comprehensive loss, net of taxes	—	—	—	(2,708)	(2,708)	—	(2,708)
Repurchase of common stock	(427)	(21,408)	—	—	(21,835)	—	(21,835)
Stock-based compensation expense	1	5,360	—	—	5,361	—	5,361
Restricted stock units vested, net of taxes	8	(192)	—	—	(184)	—	(184)
Performance-based restricted stock units vested, net of taxes	75	(1,985)	—	—	(1,910)	—	(1,910)
Shares issued under employee stock purchase program	9	500	—	—	509	—	509
Dividends declared ($0.21 per share)	—	—	(11,051)	—	(11,051)	—	(11,051)
Noncontrolling interest distribution	—	—	—	—	—	—	—
Balance at March 31, 2026:	$51,418	$1,064,619	$893,095	$(35,259)	$1,973,873	$93	$1,973,966
See the accompanying notes to the consolidated financial statements.

FB Financial Corporation and subsidiaries
Consolidated statements of cash flows
(Amounts are in thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income applicable to FB Financial Corporation and noncontrolling interest	$57,526	$39,361
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed assets and software	3,143	2,767
Amortization of core deposit and other intangibles	1,869	656
Amortization of subordinated debt issuance costs and fair value premium, net	327	97
Capitalization of mortgage servicing rights	(1,272)	(421)
Net change in fair value of mortgage servicing rights	2,723	6,080
Stock-based compensation expense	5,361	4,831
Provision for credit losses on loans HFI	3,822	1,906
(Reversal of) provision for credit losses on unfunded commitments	(798)	386
Provision for mortgage loan repurchases	276	18
Accretion of discounts and premiums on acquired loans, net	(6,297)	(2)
Accretion of premiums and discounts on securities, net	(888)	(609)
Gain from investment securities, net	(1)	(16)
Originations of loans held for sale	(325,403)	(271,383)
Proceeds from sale of loans held for sale	307,313	229,175
Gain on sale and change in fair value of loans held for sale	(9,525)	(8,418)
Net loss on write-downs of premises and equipment, other real estate owned and other assets	320	625
Provision for deferred income taxes	7,125	5,100
Equity method investment loss	623	495
Earnings on bank-owned life insurance	(1,456)	(446)
Changes in:
Operating lease assets and liabilities, net	(424)	(268)
Other assets and interest receivable	9,210	12,314
Accrued expenses and other liabilities	(22,561)	(38,706)
Net cash provided by (used in) operating activities	31,013	(16,458)
Cash flows from investing activities:
Activity in available-for-sale securities:
Maturities, prepayments and calls	60,126	74,860
Purchases	(101,814)	(103,731)
Proceeds from sales of equity securities	156	—
Net change in loans	(117,557)	(174,919)
Net (purchases) redemptions of FHLB stock	(251)	515
Purchases of Federal Reserve stock	(161)	—
Purchases of premises and equipment	(1,744)	(1,663)
Proceeds from the sale of premises and equipment	—	1,831
Proceeds from the sale of other real estate owned	871	2,668
Proceeds from the sale of other assets	430	243
Proceeds from bank-owned life insurance	2,837	550
Net cash used in investing activities	(157,107)	(199,646)

FB Financial Corporation and subsidiaries
Consolidated statements of cash flows (continued)
(Amounts are in thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from financing activities:
Net increase (decrease) in deposits	$166,874	$(8,436)
Net decrease in securities sold under agreements to repurchase and federal funds purchased	(4,367)	(3,712)
Stock-based compensation withholding payments	(2,094)	(1,062)
Net proceeds from sale of common stock under employee stock purchase program	509	424
Repurchase of common stock	(21,835)	(9,892)
Dividends paid on common stock	(10,867)	(8,865)
Dividend equivalent payments made upon vesting of equity compensation	(258)	(135)
Net cash provided by (used in) financing activities	127,962	(31,678)
Net change in cash and cash equivalents	1,868	(247,782)
Cash and cash equivalents at beginning of the period	1,155,895	1,042,488
Cash and cash equivalents at end of the period	$1,157,763	$794,706

Supplemental cash flow information:
Interest paid	$76,823	$77,434
Taxes paid, net of refunds	234	(8,761)
Supplemental noncash disclosures:
Transfers from loans HFI to other real estate owned	$1,277	$2,067
Transfers from loans HFI to other assets	1,163	1,471
Transfers from loans HFI to loans held for sale	—	968
Transfers from loans held for sale to loans HFI	1,820	1,379
Loans HFI provided for sales of other assets	436	675
Increase (decrease) in rebooked GNMA loans under optional repurchase program	4,488	(4,205)
Dividends declared not paid on restricted stock units and performance stock units	184	104
Right-of-use assets obtained in exchange for operating lease liabilities	364	301
See the accompanying notes to the consolidated financial statements.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
(Unaudited)

Note (1)—Basis of presentation
Overview and presentation
FB Financial Corporation is a financial holding company headquartered in Nashville, Tennessee. The Company operates primarily through its wholly-owned subsidiary bank, FirstBank and its subsidiaries. As of March 31, 2026, the Bank had 90 full-service branches throughout Tennessee, Alabama, Kentucky and Georgia, and provided commercial and consumer banking services to the Asheville, North Carolina market.
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

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
(Unaudited)
The following is a summary of the basic and diluted earnings per common share calculations for each of the periods presented:

	Three Months Ended March 31,
	2026	2025
Basic earnings per common share:
Earnings available to common shareholders	$57,526	$39,361
Weighted average basic shares outstanding	51,724,458	46,674,698
Basic earnings per common share	$1.11	$0.84
Diluted earnings per common share:
Earnings available to common shareholders	$57,526	$39,361
Weighted average basic shares outstanding	51,724,458	46,674,698
Weighted average diluted shares contingently issuable(1)	479,011	349,513
Weighted average diluted shares outstanding	52,203,469	47,024,211
Diluted earnings per common share	$1.10	$0.84
(1) Excludes 130,037 restricted stock units outstanding considered to be antidilutive for the three months ended March 31, 2026. There were no such restricted units outstanding for the three months ended March 31, 2025.

Recently adopted accounting standards:
The Company did not adopt any new accounting standards that were not disclosed in the Company's 2025 audited consolidated financial statements included on Form 10-K.
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
In November 2025, the FASB issued ASU 2025-08, “Financial Instruments – Credit Losses (Topic 326): Purchased Loans.” Under Topic 326, when loans are purchased the acquirer is required to make a determination as to which loans are PCD and which are non-PCD. PCD loans are then accounted for using the gross-up approach, which requires the recognition of an ACL for the estimate of credit losses at acquisition date by recording an offsetting gross-up adjustment to the purchase price of the acquired financial asset. Under this amendment, the gross-up approach is expanded and applied to non-PCD loans (except credit cards) that are deemed to be seasoned. A purchased seasoned loan is defined as a loan (excluding credit cards) that is acquired without credit deterioration and acquired either through a business combination transaction, or acquired at least 90 days after origination where the acquirer was not involved in the origination of the loan. This update is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. The amendments are to be applied prospectively to loans that are acquired on or after the initial application date and early adoption is permitted in an interim or annual reporting period. The Company did not early adopt this amendment for the Southern States merger, but may consider early adoption of this update prior to its required effective date.
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

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
(Unaudited)
Subsequent events
The Company has evaluated, for consideration of recognition or disclosure, subsequent events that occurred through the date of issuance of these financial statements. The Company has determined that there were no subsequent events that occurred after March 31, 2026, but prior to the issuance of these financial statements that would have a material impact on the Company’s consolidated financial statements.
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
The merger with Southern States Bancshares, Inc. was accounted for pursuant to ASC 805, “Business Combinations”. Accordingly, the purchase price of the merger was allocated to the acquired assets and liabilities assumed based on fair values as of July 1, 2025. The excess of the purchase price over the net assets acquired was recorded as goodwill. As of March 31, 2026, the Company finalized its valuation of all assets acquired and liabilities assumed.
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
The Company incurred $1,447 in merger expenses during the three months ended March 31, 2026 in connection with this transaction. These expenses are primarily comprised of legal and professional fees, severance and other employee-related costs, and costs associated with branch consolidation, conversion and integration activities. Additional merger-related and integration costs will be expensed in future periods as incurred.
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

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
(Unaudited)
Net assets acquired
The following table summarizes the fair values of assets acquired and liabilities assumed as of the merger date:

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

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
(Unaudited)
Pro forma financial information (unaudited)
The results of operations of Southern States have been included in the Company’s consolidated financial statements prospectively beginning on July 1, 2025. The Company has determined it is impractical to disclose stand-alone revenues and earnings for legacy Southern States subsequent to the merger date, due to the merging of certain processes and converting of operational systems during the third quarter of 2025. The following unaudited pro forma condensed consolidated financial information presents the results of operations for the three months ended March 31, 2025, as though the Southern States merger had been completed as of January 1, 2024. The unaudited pro forma information combines the historical results of Southern States with the Company’s previously reported financial results, applies the impact of purchase accounting adjustments from the merger, as well as subsequent recognition of those purchase accounting adjustments, such as accretion from purchased loans, amortization from purchased deposits and debt and amortization of certain acquired intangible assets as if the merger was completed as of January 1, 2024, and excludes $28,366 of initial provision expense for credit losses on acquired loans and unfunded commitments from the third quarter of 2025 and instead includes such expenses in the first quarter of 2024. Merger expenses are reflected in the period in which they were incurred. The pro forma information presented below is hypothetical and is not intended to be indicative of the results of operations that would have occurred had the transaction been effective as of the assumed date. Additionally, these results do not include any effect of cost-saving or revenue-enhancing strategies.

Three Months Ended March 31,
2025
Net interest income	$135,957
Total revenues	160,642
Net income applicable to FB Financial Corporation	51,247

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
(Unaudited)
Note (3)—Investment securities
The following tables summarize the amortized cost, allowance for credit losses and fair value of the AFS debt securities and the corresponding amounts of unrealized gains and losses recognized in accumulated other comprehensive loss, net at March 31, 2026 and December 31, 2025:

	March 31, 2026
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses on investments	Fair Value
Investment Securities
AFS debt securities
U.S. government agency securities	$715,014	$384	$(1,488)	$—	$713,910
Mortgage-backed securities - residential	629,367	934	(31,121)	—	599,180
Mortgage-backed securities - commercial	11,153	—	(521)	—	10,632
Municipal securities	185,693	392	(20,052)	—	166,033
U.S. Treasury securities	7,115	—	(23)	—	7,092
Corporate securities	1,700	—	—	—	1,700
Total	$1,550,042	$1,710	$(53,205)	$—	$1,498,547

	December 31, 2025
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses on investments	Fair Value
Investment Securities
AFS debt securities
U.S. government agency securities	$672,110	$163	$(2,185)	$—	$670,088
Mortgage-backed securities - residential	631,104	897	(29,681)	—	602,320
Mortgage-backed securities - commercial	11,164	—	(486)	—	10,678
Municipal securities	185,000	683	(17,313)	—	168,370
U.S. Treasury securities	7,088	37	—	—	7,125
Corporate securities	1,000	—	(2)	—	998
Total	$1,507,466	$1,780	$(49,667)	$—	$1,459,579
The components of amortized cost for AFS debt securities on the consolidated balance sheets exclude accrued interest receivable as the Company has elected to present accrued interest receivable separately on the consolidated balance sheets. As of March 31, 2026 and December 31, 2025, total accrued interest receivable on AFS debt securities was $5,124 and $5,101, respectively.
AFS debt securities pledged at March 31, 2026 and December 31, 2025 had carrying amounts of $861,365 and $810,579, respectively, and were pledged to secure public deposits and repurchase agreements.
Within AFS debt securities, there were no aggregate holdings of any single issuer, other than U.S. Government sponsored enterprises, in an amount greater than 10% of shareholders’ equity during any period presented.
AFS debt securities transactions are recorded as of the trade date. At both March 31, 2026 and December 31, 2025, there were no trade date receivables nor payables that related to sales or purchases settled after period end.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
(Unaudited)
The following tables show gross unrealized losses on AFS debt securities for which an allowance for credit losses has not been recorded at March 31, 2026 and December 31, 2025, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	March 31, 2026
	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
U.S. government agency securities	$198,900	$(285)	$268,808	$(1,203)	$467,708	$(1,488)
Mortgage-backed securities - residential	198,549	(1,517)	157,299	(29,604)	355,848	(31,121)
Mortgage-backed securities - commercial	1,897	(37)	8,735	(484)	10,632	(521)
Municipal securities	22,346	(241)	120,285	(19,811)	142,631	(20,052)
U.S. Treasury securities	7,092	(23)	—	—	7,092	(23)
Corporate securities	—	—	—	—	—	—
Total	$428,784	$(2,103)	$555,127	$(51,102)	$983,911	$(53,205)

	December 31, 2025
	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
U.S. government agency securities	$274,195	$(500)	$275,887	$(1,685)	$550,082	$(2,185)
Mortgage-backed securities - residential	97,187	(567)	207,127	(29,114)	304,314	(29,681)
Mortgage-backed securities - commercial	1,898	(9)	8,780	(477)	10,678	(486)
Municipal securities	4,012	(2)	133,213	(17,311)	137,225	(17,313)
Corporate securities	—	—	998	(2)	998	(2)
Total	$377,292	$(1,078)	$626,005	$(48,589)	$1,003,297	$(49,667)
As of March 31, 2026 and December 31, 2025, the Company’s AFS debt securities portfolio consisted of 330 and 324 individual securities, 235 and 209 of which were in an unrealized loss position, respectively.
The Company has historically not recorded any credit losses in AFS debt securities as the majority of the investment portfolio was either government guaranteed, an issuance of a government sponsored entity or highly rated by major credit rating agencies. Municipal debt securities with market values below amortized cost at March 31, 2026 and December 31, 2025 were reviewed for material credit events and/or rating downgrades with individual credit reviews performed. The issuers of these municipal debt securities continue to make timely principal and interest payments under the contractual terms of the securities and the issuers will continue to be observed as a part of the Company’s ongoing credit monitoring. As such, as of March 31, 2026 and December 31, 2025, it was determined that all AFS debt securities that experienced a decline in fair value below amortized cost basis were due to noncredit-related factors. Further, it is not likely that the Company will be required to sell these securities before recovery of their amortized cost basis. Therefore, no allowance for credit losses was recognized on AFS debt securities as of March 31, 2026 or December 31, 2025. Periodically, AFS debt securities may be sold, or the composition of the portfolio realigned to improve yields, quality or marketability, or to implement changes in investment or asset/liability strategy, including maintaining collateral requirements and raising funds for liquidity purposes or preparing for anticipated changes in market interest rates.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
(Unaudited)
The amortized cost and fair value of AFS debt securities by contractual maturity as of March 31, 2026 and December 31, 2025 are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31,		December 31,
	2026		2025
	Available-for-sale		Available-for-sale
	Amortized cost	Fair Value	Amortized cost	Fair Value
Due in one year or less	$1,388	$204	$205	$204
Due in one to five years	13,015	14,144	12,467	12,474
Due in five to ten years	339,179	335,973	330,850	328,456
Due in over ten years	555,940	538,414	521,676	505,447
	909,522	888,735	865,198	846,581
Mortgage-backed securities - residential	629,367	599,180	631,104	602,320
Mortgage-backed securities - commercial	11,153	10,632	11,164	10,678
Total AFS debt securities	$1,550,042	$1,498,547	$1,507,466	$1,459,579
Sales and other dispositions of AFS debt securities were as follows:

	Three Months Ended March 31,
	2026	2025
Proceeds from sales	$—	$—
Proceeds from maturities, prepayments and calls	60,126	74,860
Gross realized gains	—	16
Gross realized losses	—	—
Equity Securities
Equity securities, at fair value
As of December 31, 2025, the Company held $155 in marketable equity securities recorded at fair value. There were no such securities as of March 31, 2026.
The change in the fair value of equity securities recorded at fair value resulted in a net gain of $1 for the three months ended March 31, 2026. There were no such amounts recognized for the three months ended March 31, 2025.
Restricted equity securities, at cost
The table below represents the Company’s restricted equity securities held at cost as of March 31, 2026 and December 31, 2025.

	March 31,	December 31,
	2026	2025
Federal Reserve Bank stock	$45,389	$45,227
FHLB stock	32,651	32,401
First National Banker's Bankshares, Inc. stock	1,168	1,168
Pacific Coast Banker's Bank stock	250	250
Total restricted equity securities, at cost	$79,458	$79,046
Equity securities without readily determinable market value
The Company held equity securities without a readily determinable market value included in other assets on the consolidated balance sheets with carrying amounts of $29,872 and $32,038 at March 31, 2026 and December 31, 2025, respectively.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
(Unaudited)
Equity method investment
The Company holds equity securities of a privately held entity which originates manufactured housing loans through utilization of its proprietary technology. As of March 31, 2026 and December 31, 2025, the Company has the ability to exercise significant influence over this entity and therefore accounts for these equity securities under the equity method. Under this method, the carrying value of the investment is adjusted to reflect the Company’s proportionate share of the investee's profit or loss. This investment is reported in other assets on the consolidated balance sheets with carrying amounts of $16,988 and $17,611 as of March 31, 2026 and December 31, 2025, respectively. The Company’s investment includes a basis difference of $17,103, which is accounted for as equity method goodwill.
Note (4)—Loans and allowance for credit losses on loans HFI
Loans outstanding as of March 31, 2026 and December 31, 2025, by class of financing receivable are as follows:

	March 31,	December 31,
	2026	2025
Commercial and industrial	$2,239,228	$2,181,935
Construction	1,177,082	1,188,494
Residential real estate:
1-to-4 family mortgage	1,856,308	1,838,122
Residential line of credit	768,190	741,309
Multi-family mortgage	716,795	745,360
Commercial real estate:
Owner-occupied	2,204,731	2,148,870
Non-owner occupied	2,869,759	2,900,499
Consumer and other	671,722	639,037
Gross loans	12,503,815	12,383,626
Less: Allowance for credit losses on loans HFI	(186,324)	(185,983)
Net loans	$12,317,491	$12,197,643
As of March 31, 2026 and December 31, 2025, $971,069 and $988,111, respectively, of qualifying residential mortgage loans (including loans held for sale) and $2,842,848 and $2,829,765, respectively, of qualifying commercial mortgage loans were pledged to the FHLB system securing advances against the Bank’s line of credit. Additionally, as of March 31, 2026 and December 31, 2025, qualifying commercial and industrial, construction and consumer loans, of $2,941,810 and $2,879,586, respectively, were pledged to the Federal Reserve under the Borrower-in-Custody program.
The amortized cost of loans HFI on the consolidated balance sheets exclude accrued interest receivable as the Company presents accrued interest receivable separately on the consolidated balance sheets. As of March 31, 2026 and December 31, 2025, accrued interest receivable on loans HFI amounted to $51,289 and $50,140, respectively.

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

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
(Unaudited)
The following tables present the credit quality of the Company’s commercial type loan portfolio as of March 31, 2026 and December 31, 2025 and the gross charge-offs for the three months ended March 31, 2026 and the year ended December 31, 2025 by year of origination. Revolving loans are presented separately. Management considers the guidance in ASC 310-20 when determining whether a modification, extension, or renewal constitutes a current period origination.

As of and for the three months ended March 31, 2026	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial and industrial
Pass	$110,356	$260,928	$173,540	$179,701	$103,111	$142,737	$1,168,372	$2,138,745
Special Mention	268	609	2,194	5,321	5,884	6,725	25,495	46,496
Classified	1,459	193	2,110	3,152	1,241	6,495	39,337	53,987
Total	112,083	261,730	177,844	188,174	110,236	155,957	1,233,204	2,239,228
Current-period gross charge-offs	—	75	51	233	400	862	547	2,168
Construction
Pass	102,684	361,819	184,327	24,915	113,035	118,928	215,715	1,121,423
Special Mention	—	825	—	73	3,735	352	—	4,985
Classified	—	—	87	3,349	17,857	29,381	—	50,674
Total	102,684	362,644	184,414	28,337	134,627	148,661	215,715	1,177,082
Current-period gross charge-offs	—	—	62	—	142	—	—	204
Residential real estate:
Multi-family mortgage
Pass	598	48,688	29,503	37,430	253,972	313,265	22,882	706,338
Special Mention	—	—	—	—	—	—	—	—
Classified	—	—	—	—	2,829	7,628	—	10,457
Total	598	48,688	29,503	37,430	256,801	320,893	22,882	716,795
Current-period gross charge-offs	—	—	—	—	—	—	—	—
Commercial real estate:
Owner occupied
Pass	70,424	355,390	308,695	207,065	328,948	750,646	117,589	2,138,757
Special Mention	—	790	399	10,129	5,874	18,356	8,036	43,584
Classified	—	—	1,624	4,785	7,376	7,751	854	22,390
Total	70,424	356,180	310,718	221,979	342,198	776,753	126,479	2,204,731
Current-period gross charge-offs	—	—	—	—	—	—	—	—
Non-owner occupied
Pass	127,226	293,396	208,696	125,926	681,927	1,254,723	121,184	2,813,078
Special Mention	—	—	10,349	—	5,910	29,920	—	46,179
Classified	—	—	1,171	1,008	2,316	6,007	—	10,502
Total	127,226	293,396	220,216	126,934	690,153	1,290,650	121,184	2,869,759
Current-period gross charge-offs	—	—	—	—	—	—	—	—
Total commercial loan types
Pass	411,288	1,320,221	904,761	575,037	1,480,993	2,580,299	1,645,742	8,918,341
Special Mention	268	2,224	12,942	15,523	21,403	55,353	33,531	141,244
Classified	1,459	193	4,992	12,294	31,619	57,262	40,191	148,010
Total	$413,015	$1,322,638	$922,695	$602,854	$1,534,015	$2,692,914	$1,719,464	$9,207,595
Current-period gross charge-offs	$—	$75	$113	$233	$542	$862	$547	$2,372

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
The following tables present the credit quality by classification of the Company’s consumer type loan portfolio as of March 31, 2026 and December 31, 2025 and the gross charge-offs for the three months ended March 31, 2026 and the year ended December 31, 2025 by year of origination. Revolving loans are presented separately. Management considers the guidance in ASC 310-20 when determining whether a modification, extension, or renewal constitutes a current period origination.

As of and for the three months ended March 31, 2026	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Total
Residential real estate:
1-to-4 family mortgage
Performing	$119,206	$311,546	$205,642	$132,712	$399,282	$657,764	$—	$1,826,152
Nonperforming	—	901	1,165	960	7,952	19,178	—	30,156
Total	119,206	312,447	206,807	133,672	407,234	676,942	—	1,856,308
Current-period gross charge-offs	—	—	6	17	324	58	—	405
Residential line of credit
Performing	—	—	—	—	—	—	766,180	766,180
Nonperforming	—	—	—	—	—	—	2,010	2,010
Total	—	—	—	—	—	—	768,190	768,190
Current-period gross charge-offs	—	—	—	—	—	—	23	23
Consumer and other
Performing	31,776	170,801	145,231	77,806	65,906	154,208	4,944	650,672
Nonperforming	—	2,106	4,498	3,473	1,715	9,258	—	21,050
Total	31,776	172,907	149,729	81,279	67,621	163,466	4,944	671,722
Current-period gross charge-offs	202	508	103	62	117	241	—	1,233
Total consumer type loans
Performing	150,982	482,347	350,873	210,518	465,188	811,972	771,124	3,243,004
Nonperforming	—	3,007	5,663	4,433	9,667	28,436	2,010	53,216
Total	$150,982	$485,354	$356,536	$214,951	$474,855	$840,408	$773,134	$3,296,220
Current-period gross charge-offs	$202	$508	$109	$79	$441	$299	$23	$1,661

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
(Unaudited)

As of and for the year ended December 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
Residential real estate:
1-to-4 family mortgage
Performing	$333,641	$219,642	$154,059	$408,746	$339,076	$350,453	$—	$1,805,617
Nonperforming	520	1,063	1,274	10,396	6,853	12,399	—	32,505
Total	334,161	220,705	155,333	419,142	345,929	362,852	—	1,838,122
Prior-period gross charge-offs	—	—	3	—	—	1,123	—	1,126
Residential line of credit
Performing	—	—	—	—	—	—	739,295	739,295
Nonperforming	—	—	—	—	—	—	2,014	2,014
Total	—	—	—	—	—	—	741,309	741,309
Prior-period gross charge-offs	—	—	—	—	—	—	—	—
Consumer and other
Performing	149,560	153,638	80,874	68,023	30,289	128,726	5,874	616,984
Nonperforming	1,689	4,716	4,006	2,033	3,103	6,505	1	22,053
Total	151,249	158,354	84,880	70,056	33,392	135,231	5,875	639,037
Prior-period gross charge-offs	2,101	110	76	104	86	1,715	4	4,196
Total consumer type loans
Performing	483,201	373,280	234,933	476,769	369,365	479,179	745,169	3,161,896
Nonperforming	2,209	5,779	5,280	12,429	9,956	18,904	2,015	56,572
Total	$485,410	$379,059	$240,213	$489,198	$379,321	$498,083	$747,184	$3,218,468
Prior-period gross charge-offs	$2,101	$110	$79	$104	$86	$2,838	$4	$5,322
Nonaccrual and Past Due Loans
The following tables represent an analysis of the aging by class of financing receivable as of March 31, 2026 and December 31, 2025:

March 31, 2026	30-89 days past due and accruing interest	90 days or more and accruing interest	Nonaccrual loans	Loans current on payments and accruing interest	Total
Commercial and industrial	$17,205	$227	$6,418	$2,215,378	$2,239,228
Construction	13,441	93	30,478	1,133,070	1,177,082
Residential real estate:
1-to-4 family mortgage	27,272	19,653	10,503	1,798,880	1,856,308
Residential line of credit	2,892	500	1,510	763,288	768,190
Multi-family mortgage	—	—	8,178	708,617	716,795
Commercial real estate:
Owner occupied	5,529	113	14,970	2,184,119	2,204,731
Non-owner occupied	3,305	—	5,781	2,860,673	2,869,759
Consumer and other	16,784	6,599	14,451	633,888	671,722
Total	$86,428	$27,185	$92,289	$12,297,913	$12,503,815

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
The following tables provide the amortized cost basis of loans on nonaccrual status, as well as any related allowance as of March 31, 2026 and December 31, 2025 by class of financing receivable.

March 31, 2026	Nonaccrual with no related allowance	Nonaccrual with related allowance
Commercial and industrial	$—	$6,418
Construction	9,875	20,603
Residential real estate:
1-to-4 family mortgage	—	10,503
Residential line of credit	—	1,510
Multi-family mortgage	7,613	565
Commercial real estate:
Owner occupied	5,396	9,574
Non-owner occupied	3,204	2,577
Consumer and other	—	14,451
Total	$26,088	$66,201

December 31, 2025	Nonaccrual with no related allowance	Nonaccrual with related allowance
Commercial and industrial	$862	$5,427
Construction	14,617	19,591
Residential real estate:
1-to-4 family mortgage	—	8,763
Residential line of credit	—	1,215
Multi-family mortgage	7,613	586
Commercial real estate:
Owner occupied	1,095	9,511
Non-owner occupied	2,032	2,482
Consumer and other	—	13,927
Total	$26,219	$61,502

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
(Unaudited)
The following presents interest income recognized on nonaccrual loans for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Commercial and industrial	$26	$3
Construction	—	6
Residential real estate:
1-to-4 family mortgage	4	—
Residential line of credit	22	7
Multi-family mortgage	—	—
Commercial real estate:
Owner occupied	52	8
Non-owner occupied	13	—
Consumer and other	7	4
Total	$124	$28
Accrued interest receivable written off as an adjustment to interest income amounted to $245 and $287 for the three months ended March 31, 2026 and 2025, respectively.

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

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
(Unaudited)
The following table presents the amortized cost of FDM loans as of March 31, 2026 and 2025 by type of concession granted that were modified during the three months ended March 31, 2026 and 2025.

	Term Extension	Payment deferral	Interest Rate Reduction	Combination(1)	Total	% of total class of financing receivables
Three Months Ended March 31, 2026
Commercial and industrial	$7,616	$1,459	$—	$649	$9,724	0.4%
Construction	13,837	—	—	—	13,837	1.2%
Residential real estate:
1-to-4 family mortgage	955	—	—	160	1,115	0.1%
Consumer and other	35	—	—	—	35	—%
Total	$22,443	$1,459	$—	$809	$24,711	0.2%

Three Months Ended March 31, 2025
Commercial and industrial	$152	$—	$—	$—	$152	—%
Construction	539	—	—	—	539	0.1%
Residential real estate:
1-to-4 family mortgage	—	—	—	85	85	—%
Commercial real estate:
Owner occupied	—	143	—	—	143	—%
Consumer and other	—	—	—	63	63	—%
Total	$691	$143	$—	$148	$982	—%
(1) Includes FDM loans modified with a combination of term extension, payment deferral and interest rate reduction modifications.
The following tables describe the financial effect of the modifications made to borrowers experiencing financial difficulty:

Three Months Ended March 31, 2026	Weighted average term extension (in months)	Weighted average payment deferral (in months)	Weighted average interest rate reduction
Commercial and industrial	6	36	0.50%
Construction	12	—	—%
Residential real estate:
1-to-4 family mortgage	62	0	1.76%
Commercial real estate:
Consumer and other	20	—	—%

Three Months Ended March 31, 2025	Weighted average term extension (in months)	Weighted average payment deferral (in months)	Weighted average interest rate reduction
Commercial and industrial	36	—	—%
Construction	6	—	—%
Residential real estate:
1-to-4 family mortgage	62	—	2.25%
Commercial real estate:
Owner occupied	—	—	2.50%
Consumer and other	13	—	2.00%
For FDM loans, a subsequent payment default is defined as the earlier of the FDM loans being placed on nonaccrual status or reaching 30 days past due with respect to principal and/or interest payments.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
(Unaudited)
The following tables depict loans that defaulted during the three months ended March 31, 2026 that were previously modified in the prior 12 months:

Three Months Ended March 31, 2026	Term Extension	Payment deferral	Interest Rate Reduction	Combination(1)
Commercial and industrial	$3	$1,955	$—	$—
Construction	$—	$—	$—	$3,305
Residential real estate:
1-to-4 family mortgage	1,627	1,137	—	—
Commercial real estate:
Non-owner occupied	—	4,606	—	—
Consumer and other	—	—	—	97
(1) Includes FDM loans modified with a combination of term extension, payment deferral and interest rate reduction modifications.
During the three months ended March 31, 2025, consumer and other loans of $14 defaulted that were previously modified in the prior 12 months by receiving a term extension. In addition, during the three months ended March 31, 2025, 1-to-4 family mortgage residential real estate loans of $626 defaulted that were previously modified in the prior 12 months by receiving a combination of payment deferral and term extension. At March 31, 2026 and 2025, the Company did not have any material commitments to lend additional funds to borrowers whose loans were classified as a FDM loan.
The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The tables below depict the performance of loans HFI as of March 31, 2026 and 2025 made to borrowers experiencing financial difficulty that were modified in the prior 12 months.

March 31, 2026	30-89 days past due and accruing interest	90 days or more and accruing interest	Nonaccrual loans(1)	Loans current on payments and accruing interest	Total
Commercial and industrial	$—	$—	$1,955	$11,077	$13,032
Construction	—	—	17,142	—	17,142
Residential real estate:
1-to-4 family mortgage	2,765	—	—	2,087	4,852
Commercial real estate:
Owner-occupied	—	—	234	—	234
Non-owner occupied	—	—	1,024	3,582	4,606
Consumer and other	—	—	—	141	141
Total	$2,765	$—	$20,355	$16,887	$40,007
(1) Loans were on nonaccrual when modified and subsequently classified as FDM.

March 31, 2025	30-89 days past due and accruing interest	90 days or more and accruing interest	Nonaccrual loans(1)	Loans current on payments and accruing interest	Total
Commercial and industrial	$—	$—	$2,128	$152	$2,280
Construction	—	—	2,008	539	2,547
Residential real estate:
1-to-4 family mortgage	367	—	—	2,098	2,465
Residential line of credit	—	—	—	28	28
Commercial real estate:
Owner-occupied	—	—	—	143	143
Consumer and other	14	—	—	159	173
Total	$381	$—	$4,136	$3,119	$7,636
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

	March 31, 2026
	Type of Collateral
	Real Estate	Land	Business Assets	Total
Commercial and industrial	$—	$—	$29,095	$29,095
Construction	44,987	1,653	—	46,640
Residential real estate:
1-to-4 family mortgage	3,479	—	—	3,479
Multi-family mortgage	9,892	—	—	9,892
Commercial real estate:
Owner occupied	10,113	7,485	—	17,598
Non-owner occupied	10,230	—	—	10,230
Total	$78,701	$9,138	$29,095	$116,934

	December 31, 2025
	Type of Collateral
	Real Estate	Land	Business Assets	Total
Commercial and industrial	$—	$—	$27,222	$27,222
Construction	35,297	5,497	—	40,794
Residential real estate:
1-to-4 family mortgage	3,488	—	—	3,488
Multi-family mortgage	7,613	—	—	7,613
Commercial real estate:
Owner occupied	1,883	8,027	—	9,910
Non-owner occupied	10,171	—	—	10,171
Total	$58,452	$13,524	$27,222	$99,198
Allowance for Credit Losses on Loans HFI
Beginning on June 30, 2025, the Company made changes to the estimation techniques and certain related inputs and assumptions used in estimating its expected credit losses on its loan portfolios and unfunded commitments. Prior to the changes, the Company primarily used a lifetime loss rate model to determine the allowance for credit losses. Following a periodic review of its credit loss estimation process, the Company concluded that a discounted cash flow estimation technique, adjusted for current conditions and reasonable and supportable forecasts, is a more preferred approach for estimating expected credit losses of its loan segments, except consumer and other loans, which utilize the weighted average remaining maturity loss rate technique. The applicable CECL estimation technique is used to estimate the expected credit loss for off-balance sheet commitments for each loan segment. Refer to Note 1, “Basis of presentation and summary of significant accounting policies” in the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2025, that was filed with the SEC on February 26, 2026 for further specific information on the changes.
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

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
(Unaudited)
The following tables provide the changes in the allowance for credit losses on loans HFI by class of financing receivable for the three months ended March 31, 2026 and 2025:

	Commercial and industrial	Construction	1-to-4 family residential mortgage	Residential line of credit	Multi-family residential mortgage	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Consumer and other	Total
Three Months Ended March 31, 2026
Beginning balance - December 31, 2025	$24,130	$25,633	$33,218	$10,589	$12,260	$21,609	$36,235	$22,309	$185,983
Loans charged-off	(2,168)	(204)	(405)	(23)	—	—	—	(1,233)	(4,033)
Recoveries of loans previously charged-off	101	25	8	—	—	13	—	405	552
Provision for (reversal of) credit losses on loans HFI	3,405	2,069	360	(29)	(1,899)	513	(1,246)	649	3,822
Ending balance - March 31, 2026	$25,468	$27,523	$33,181	$10,537	$10,361	$22,135	$34,989	$22,130	$186,324

	Commercial and industrial	Construction	1-to-4 family residential mortgage	Residential line of credit	Multi-family residential mortgage	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Consumer and other	Total
Three Months Ended March 31, 2025
Beginning balance - December 31, 2024	$16,667	$31,698	$25,340	$10,952	$10,512	$11,993	$25,531	$19,249	$151,942
Loans charged-off	(2,901)	—	(3)	—	—	(17)	—	(972)	(3,893)
Recoveries of loans previously charged-off	42	—	9	—	—	21	1	503	576
Provision for (reversal of) credit losses on loans HFI	1,713	(6,046)	854	244	904	77	2,787	1,373	1,906
Ending balance - March 31, 2025	$15,521	$25,652	$26,200	$11,196	$11,416	$12,074	$28,319	$20,153	$150,531
Note (5)—Other real estate owned
The amount reported as other real estate owned includes property acquired through foreclosure in addition to excess facilities held for sale and is carried at the lower of the carrying amount of the underlying loan or the fair value of the real estate less costs to sell. The following table summarizes the other real estate owned for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Balance at beginning of period	$6,009	$4,409
Transfers from loans	1,277	2,067
Proceeds from sale of other real estate owned	(871)	(2,668)
Gain (loss) on sale of other real estate owned	34	(482)
Balance at end of period	$6,449	$3,326
Included within the other real estate owned balance above, foreclosed residential real estate properties totaled $4,448 and $4,008 as of March 31, 2026 and December 31, 2025, respectively.
The recorded investment in residential mortgage loans secured by residential real estate properties for which foreclosure proceedings are in process totaled $6,607 and $4,732 as of March 31, 2026 and December 31, 2025, respectively.
Note (6)—Leases
As of March 31, 2026, the Company was the lessee in 48 operating leases and 1 finance lease of certain branch, mortgage and operations locations with original terms greater than one year.
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
Information related to the Company’s leases is presented below as of March 31, 2026 and December 31, 2025:

		March 31,	December 31,
	Classification	2026	2025
Right-of-use assets:
Operating leases	Operating lease right-of-use assets	$48,223	$49,249
Finance leases	Premises and equipment, net	1,007	1,035
Total right-of-use assets		$49,230	$50,284
Lease liabilities:
Operating leases	Operating lease liabilities	$59,106	$60,556
Finance leases	Borrowings	1,103	1,127
Total lease liabilities		$60,209	$61,683
Weighted average remaining lease term (in years) - operating		10.7	10.9
Weighted average remaining lease term (in years) - finance		9.11	9.35
Weighted average discount rate - operating		3.70%	3.68%
Weighted average discount rate - finance		1.76%	1.76%
The components of total lease expense included in the consolidated statements of income were as follows:

		Three Months Ended March 31,
	Classification	2026	2025
Operating lease costs:
Amortization of right-of-use asset	Occupancy and equipment	$1,854	$1,878
Short-term lease cost	Occupancy and equipment	75	85
Variable lease cost	Occupancy and equipment	480	494
Finance lease costs:
Interest on lease liabilities	Interest expense on borrowings	5	5
Amortization of right-of-use asset	Occupancy and equipment	28	28
Sublease income	Occupancy and equipment	(212)	(205)
Total lease cost		$2,230	$2,285
The Company does not separate lease and non-lease components and instead elects to account for them as a single lease component. Variable lease cost primarily represents variable payments such as common area maintenance, utilities, and property taxes.
A maturity analysis of operating and finance lease liabilities and a reconciliation of cash flows to lease liabilities as of March 31, 2026 is as follows:

	Operating	Finance
	Leases	Lease
March 31, 2027	$6,840	$93
March 31, 2028	8,646	125
March 31, 2029	7,772	127
March 31, 2030	6,657	129
March 31, 2031	6,251	131
Thereafter	36,614	590
Total undiscounted future minimum lease payments	72,780	1,195
Less: imputed interest	(13,674)	(92)
Lease liabilities	$59,106	$1,103

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
(Unaudited)
Note (7)—Mortgage servicing rights
Changes in the Company’s mortgage servicing rights were as follows for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Carrying value at beginning of period	$148,795	$162,038
Capitalization	1,272	421
Change in fair value:
Due to payoffs/paydowns	(3,298)	(3,111)
Due to change in valuation inputs or assumptions	575	(2,969)
Carrying value at end of period	$147,344	$156,379
The following table summarizes servicing income and expense, which are included in mortgage banking income and other noninterest expense, respectively, in the consolidated statements of income for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Servicing income	$6,580	$7,077
Change in fair value of mortgage servicing rights	(2,723)	(6,080)
Change in fair value of derivative hedging instruments	(1,129)	3,011
Servicing income	2,728	4,008
Servicing expenses	1,537	1,722
Net servicing income	$1,191	$2,286
Data and key economic assumptions, as well as the valuation's sensitivity to interest rate fluctuations, related to the Company’s mortgage servicing rights as of March 31, 2026 and December 31, 2025 are as follows:

	March 31,	December 31,
	2026	2025
Unpaid principal balance of mortgage loans sold and serviced for others	$9,455,049	$9,588,948
Weighted-average prepayment speed (CPR)	6.36%	6.38%
Estimated impact on fair value of a 10% increase	$(3,980)	$(4,026)
Estimated impact on fair value of a 20% increase	$(7,720)	$(7,812)
Discount rate	9.87%	9.68%
Estimated impact on fair value of a 100 bp increase	$(6,867)	$(6,986)
Estimated impact on fair value of a 200 bp increase	$(13,161)	$(13,390)
Weighted-average coupon interest rate	3.68%	3.67%
Weighted-average servicing fee (basis points)	27	27
Weighted-average remaining maturity (in months)	338	338
The sensitivity calculations above are hypothetical changes and should not be considered to be predictive of future performance. Changes in fair value based on adverse changes in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, the effect of an adverse variation in a particular assumption on the fair value of the mortgage servicing rights is calculated without changing any other assumption, while in reality changes in one factor may result in changes in another, which may either magnify or counteract the effect of the change. The derivative instruments utilized by the Company, which were not included in the above sensitivities, would serve to offset the estimated impacts to fair value included in the table above. See Note 10, “Derivatives” for additional information on these derivative instruments.
As of March 31, 2026 and December 31, 2025, the Company held mortgage escrow deposits totaling $93,961 and $69,055, respectively, related to loans sold with servicing retained.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
(Unaudited)
Note (8)—Income taxes
The following table presents a reconciliation of federal income taxes at the statutory federal rate of 21.0% to the Company’s effective tax rates for the three months ended March 31, 2026:

	Three Months Ended March 31,
	2026
Federal taxes calculated at statutory rate	$15,572	21.0%
Increase (decrease) resulting from:
State taxes, net of federal benefit(1)	2,357	3.2%
State tax credits, net of federal benefit(1)	(774)	(1.0)%
New market tax credits	(160)	(0.2)%
Nondeductible/nontaxable items:
Municipal interest income, net of interest disallowance	(410)	(0.6)%
Section 162(m) limitation	685	0.9%
Other	(41)	(0.1)%
Other	(603)	(0.8)%
Income tax expense, as reported	$16,626	22.4%
(1) State of Tennessee makes up the majority (more than 50%) of the total of state taxes and state tax credits.
The following table presents a reconciliation of federal income taxes at the statutory federal rate of 21.0% to the Company's effective tax rates for the three months ended March 31, 2025:

	Three Months Ended March 31,
	2025
Federal taxes calculated at statutory rate	$10,255	21.0%
Increase (decrease) resulting from:
State taxes, net of federal benefit	459	0.9%
Benefit from stock-based compensation	(133)	(0.3)%
Municipal interest income, net of interest disallowance	(396)	(0.8)%
Bank-owned life insurance	(94)	(0.2)%
Section 162(m) limitation	586	1.2%
Other	(1,206)	(2.4)%
Income tax expense, as reported	$9,471	19.4%
Note (9)—Commitments and contingencies
Commitments to extend credit and letters of credit
The Company issues certain financial instruments to meet customer financing needs, including loan commitments, credit lines and letters of credit. The agreements associated with these type of unfunded loan commitments provide credit or support the credit of others, as long as conditions established in the contract are met, and usually have expiration dates.
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

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
(Unaudited)

	March 31,	December 31,
	2026	2025
Commitments to extend credit, excluding interest rate lock commitments	$3,236,977	$3,198,502
Letters of credit	70,869	61,610
Balance at end of period	$3,307,846	$3,260,112
As of March 31, 2026 and December 31, 2025, unfunded loan commitments included above with floating interest rates totaled $3,031,225 and $3,012,819, respectively.
Beginning on June 30, 2025, a discounted cash flow estimation technique, adjusted for current conditions and reasonable and supportable forecasts, was utilized to estimate the expected credit losses of its loan segments, except consumer and other loans, which utilize the weighted average remaining maturity loss rate technique. Refer to Note 1, “Basis of presentation and summary of significant accounting policies” in the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2025, that was filed with the SEC on February 26, 2026 for further specific information on the changes.
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
The table below presents activity within the allowance for credit losses on unfunded loan commitments included in accrued expenses and other liabilities on the Company’s consolidated balance sheets:

	Three Months Ended March 31,
	2026	2025
Balance at beginning of period	$16,196	$6,107
(Reversal of) provision for credit losses on unfunded commitments	(798)	386
Balance at end of period	$15,398	$6,493
Loan repurchases or indemnifications
In connection with the sale of mortgage loans to third-party private investors or government sponsored agencies, the Company makes representations and warranties as to the propriety of its origination activities, which are typical and customary to these types of transactions. Occasionally, investors require the Company to repurchase loans sold to them or otherwise indemnify the investor against certain losses under the terms of the warranties. When the Company is required to repurchase the loans, the loans are recorded at fair value in loans HFI. The total principal amount of loans repurchased or indemnified for was $1,011 and $1,233 for the three months ended March 31, 2026 and 2025, respectively.
At March 31, 2026 and December 31, 2025, the Company had $827 and $696, respectively, of reserves associated with potential losses on loans previously sold included in accrued expenses and other liabilities on the Company’s consolidated balance sheets.
Legal Proceedings
Various legal claims arise from time to time in the normal course of business, which, in the opinion of management, will not have a material effect on the Company’s consolidated financial statements.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
(Unaudited)
Note (10)—Derivatives
The Company utilizes derivative financial instruments as part of its ongoing efforts to manage its interest rate risk exposure as well as interest rate exposure for its customers. Derivative financial instruments are included in the consolidated balance sheets line item other assets or other liabilities at fair value in accordance with ASC 815, “Derivatives and Hedging.” See Note 1, “Basis of presentation and summary of significant accounting policies,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 for additional information on the Company’s accounting policies related to derivative instruments and hedging activities.
As of March 31, 2026 and December 31, 2025, the Company did not have any derivatives designated as fair value or cash flow hedges.
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
The following tables provide details on the Company’s non-designated derivative financial instruments as of the dates presented:

	March 31, 2026
	Notional Amount	Asset	Liability
Interest rate contracts	$686,547	$21,276	$21,305
Forward commitments	328,500	1,101	—
Interest rate-lock commitments	133,669	1,908	—
Futures contracts	191,500	—	1,279
Total	$1,340,216	$24,285	$22,584

	December 31, 2025
	Notional Amount	Asset	Liability
Interest rate contracts	$654,705	$23,020	$23,080
Forward commitments	240,500	—	168
Interest rate-lock commitments	86,586	1,296	—
Futures contracts	185,000	—	261
Total	$1,166,791	$24,316	$23,509

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
(Unaudited)
Gains (losses) included in the consolidated statements of income related to the Company’s non-designated derivative financial instruments were as follows:

	Three Months Ended March 31,
	2026	2025
Included in mortgage banking income:
Interest rate lock commitments	$612	$1,421
Forward commitments	218	(209)
Futures contracts	(214)	2,311
Total	$616	$3,523
Netting of Derivative Instruments
Certain financial instruments, including derivatives, may be subject to master netting arrangements with counterparties. However, the Company does not offset derivative assets and liabilities on the consolidated balance sheets, as it has not established a legally enforceable right of offset.
The following table presents the Company’s gross derivative assets and liabilities recognized on the consolidated balance sheets and the potential effect of offsetting under master netting arrangements, including collateral pledged, for disclosure purposes only. Collateral is reflected only to the extent it would offset a derivative liability position.

				Gross amounts not offset on the consolidated balance sheets
	Gross amounts recognized	Gross amounts offset on the consolidated balance sheets	Net amounts presented on the consolidated balance sheets	Financial instruments	Financial collateral pledged	Net Amount
March 31, 2026
Derivative financial assets	$17,338	$—	$17,338	$3,997	$—	$13,341
Derivative financial liabilities	$5,971	$—	$5,971	$3,997	$1,974	$—

December 31, 2025
Derivative financial assets	$17,348	$—	$17,348	$5,824	$—	$11,524
Derivative financial liabilities	$7,696	$—	$7,696	$5,824	$1,872	$—
Collateral Requirements
Most derivative contracts are secured by collateral. Accordingly, pursuant to the interest rate agreements with derivative counterparties, the Company may be required to accept or post collateral with these derivative counterparties. As of March 31, 2026 and December 31, 2025, the Company had collateral posted of $33,886 and $30,675, respectively, against its obligations under these agreements. Cash pledged as collateral on derivative contracts is recorded in other assets on the consolidated balance sheets.
Note (11)—Fair value of financial instruments
ASC 820-10 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820-10 also establishes a framework for measuring the fair value of assets and liabilities according to a hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets and liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The hierarchy maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that are derived from assumptions based on management’s estimate of assumptions that market participants would use in pricing the asset or liability based on the best information available under the circumstances.

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

Derivatives
The fair value of the Company’s interest rate swap agreements to facilitate customer transactions is based on fair values obtained from entities that engage in interest rate swap activity and reflects projected future cash flows and interest rates. The fair value of interest rate lock commitments associated with the mortgage pipeline is based on fees currently charged to enter into similar agreements, and for fixed‑rate commitments, also reflects the difference between current market interest rates and the committed rates. The fair values of the Company’s derivatives are determined using pricing models that incorporate observable market inputs. These financial instruments are classified as Level 2.

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

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
(Unaudited)
The balances and levels of the assets and liabilities measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025 are presented in the following tables:

At March 31, 2026	Quoted prices in active markets for identical assets (liabilities) (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Total
Financial assets:
AFS debt securities:
U.S. government agency securities	$—	$713,910	$—	$713,910
Mortgage-backed securities - residential	—	599,180	—	599,180
Mortgage-backed securities - commercial	—	10,632	—	10,632
Municipal securities	—	166,033	—	166,033
U.S. Treasury securities	—	7,092	—	7,092
Corporate securities	—	1,700	—	1,700
Total securities	$—	$1,498,547	$—	$1,498,547
Loans held for sale, at fair value	$—	$198,769	$—	$198,769
Mortgage servicing rights	—	—	147,344	147,344
Derivatives	—	24,285	—	24,285
Financial Liabilities:
Derivatives	—	22,584	—	22,584

At December 31, 2025	Quoted prices in active markets for identical assets (liabilities) (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Total
Financial assets:
AFS debt securities:
U.S. government agency securities	$—	$670,088	$—	$670,088
Mortgage-backed securities - residential	—	602,320	—	602,320
Mortgage-backed securities - commercial	—	10,678	—	10,678
Municipal securities	—	168,370	—	168,370
U.S. Treasury securities	—	7,125	—	7,125
Corporate securities	—	998	—	998
Equity securities, at fair value	—	155	—	155
Total securities	$—	$1,459,734	$—	$1,459,734
Loans held for sale, at fair value	$—	$172,974	$—	$172,974
Mortgage servicing rights	—	—	148,795	148,795
Derivatives	—	24,316	—	24,316
Financial Liabilities:
Derivatives	—	23,509	—	23,509

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
(Unaudited)
The balances and levels of the assets measured at fair value on a nonrecurring basis as of March 31, 2026 and December 31, 2025 are presented in the following tables:

At March 31, 2026	Quoted prices in active markets for identical assets (liabilities (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Total
Financial assets:
Other real estate owned	$—	$—	$1,063	$1,063
Collateral-dependent net loans held for investment:
Commercial and industrial	—	—	3,676	3,676
Construction	—	—	16,042	16,042
Residential real estate:
1-to-4 family mortgage	—	—	262	262
Commercial real estate:
Owner occupied	—	—	6,503	6,503
Non-owner occupied	—	—	640	640
Total collateral-dependent loans	$—	$—	$27,123	$27,123

At December 31, 2025	Quoted prices in active markets for identical assets (liabilities) (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Total
Nonrecurring valuations:
Other real estate owned	$—	$—	$4,757	$4,757
Collateral-dependent net loans held for investment:
Commercial and industrial	$—	$—	$1,538	$1,538
Construction	—	—	18,281	18,281
Residential real estate:
1-to-4 family mortgage	—	—	287	287
Commercial real estate:
Owner occupied	—	—	5,479	5,479
Non-owner occupied	—	—	640	640
Total collateral-dependent loans	$—	$—	$26,225	$26,225

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
(Unaudited)
The significant unobservable inputs (Level 3) used in the valuation and changes in fair value associated with the Company’s mortgage servicing rights for the three months ended March 31, 2026 and 2025 are detailed at Note 7, “Mortgage servicing rights.”
The following tables present information as of March 31, 2026 and December 31, 2025 about significant unobservable inputs (Level 3) used in the valuation of assets measured at fair value on a nonrecurring basis:

March 31, 2026
Financial instrument	Fair Value	Valuation technique	Significant unobservable inputs	Range of inputs
Collateral-dependent net loans held for investment	$27,123	Appraised value	Discount for costs to sell	0%-100%
Other real estate owned	$1,063	Appraised value	Discount for costs to sell	0%-10%

December 31, 2025
Financial instrument	Fair Value	Valuation technique	Significant unobservable inputs	Range of inputs
Collateral-dependent net loans held for investment	$26,225	Appraised value	Discount for costs to sell	10%-22%
Other real estate owned	$4,757	Appraised value	Discount for costs to sell	0%-10%
Fair value for collateral-dependent loans is determined based on the estimated value of the collateral securing the loans, less estimated selling costs and closing costs related to liquidation of the collateral. For loans secured by real estate, the fair value is determined based on appraisals performed by qualified appraisers and reviewed by qualified personnel. For non-real estate collateral, fair value is determined based on various sources, including third party asset valuation and internally determined values based on cost adjusted or other judgmentally determined factors. Collateral-dependent loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on changes in market conditions from the time of valuation and management’s knowledge of the borrower and borrower’s business. As of March 31, 2026 and December 31, 2025, total amortized cost of collateral-dependent loans measured on a nonrecurring basis amounted to $34,961 and $29,057, respectively. The allowance for credit losses is calculated as the amount for which the loan’s amortized cost basis exceeds fair value.
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
Fair value option
The following table summarizes the Company’s loans held for sale as of the dates presented:

	March 31,	December 31,
	2026	2025
Loans held for sale under a fair value option:
Mortgage loans held for sale	198,769	172,974
Loans held for sale not accounted for under a fair value option:
Mortgage loans held for sale - guaranteed GNMA repurchase option	32,590	28,102
Total loans held for sale	$231,359	$201,076

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
(Unaudited)
Mortgage loans held for sale
Net (losses) gains of $(1,690) and $2,201 resulting from changes in the fair value of mortgage loans held for sale were recorded in income for the three months ended March 31, 2026 and 2025, respectively. The Company also recognized fair value changes on derivative instruments used to hedge market-related risk associated with these mortgage loans. When combined with the fair value changes of the underlying loans, the total net gains were $1,008 and $2,816 for the three months ended March 31, 2026 and 2025, respectively.
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
The following table summarizes the differences between the fair value and the principal balance for mortgage loans held for sale measured at fair value as of March 31, 2026 and December 31, 2025:

	March 31,	December 31,
	2026	2025
Aggregate fair value	$198,769	$172,974
Aggregate unpaid principal balance	196,177	168,692
Difference	$2,592	$4,282
The following table contains the estimated fair values and the related carrying values of the Company’s financial instruments. Non-financial instruments are excluded from the table below.

		Fair Value
March 31, 2026	Carrying amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$1,157,763	$1,157,763	$—	$—	$1,157,763
Investment securities	1,498,547	—	1,498,547	—	1,498,547
Net loans HFI	12,317,491	—	—	12,286,566	12,286,566
Loans held for sale, at fair value	198,769	—	198,769	—	198,769
Interest receivable	59,837	704	7,844	51,289	59,837
Mortgage servicing rights	147,344	—	—	147,344	147,344
Derivatives	24,285	—	24,285	—	24,285
Financial liabilities:
Deposits:
Without stated maturities	$11,193,563	$11,193,563	$—	$—	$11,193,563
With stated maturities	2,883,272	—	2,882,117	—	2,882,117
Securities sold under agreements to repurchase and federal funds purchased	95,498	95,498	—	—	95,498
Subordinated debt, net	83,997	—	—	90,827	90,827
Interest payable	24,111	3,358	20,753	—	24,111
Derivatives	22,584	—	22,584	—	22,584

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
Note (12)—Segment reporting
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

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
(Unaudited)
The following tables present selected financial information with respect to the Company’s reportable segments for the three months ended March 31, 2026 and 2025.

Three Months Ended March 31, 2026	Banking	Mortgage	Consolidated
Interest income	$223,418	$1,932	$225,350
Interest expense	80,296	(911)	79,385
Net interest income	143,122	2,843	145,965
Provisions for credit losses	1,987	1,037	3,024
Net interest income after provision for credit losses	141,135	1,806	142,941
Mortgage banking income	—	12,253	12,253
Other noninterest (loss) income	13,962	160	14,122
Total noninterest (loss) income	13,962	12,413	26,375
Salaries, commissions and employee benefits	49,364	7,984	57,348
Merger and integration costs	1,447	—	1,447
Depreciation and amortization	3,131	12	3,143
Amortization of intangibles	1,869	—	1,869
Other noninterest expense(1)	25,765	5,592	31,357
Total noninterest expense	81,576	13,588	95,164
Income before income taxes	$73,521	$631	$74,152
Income tax expense			16,626
Net income applicable to FB Financial Corporation and noncontrolling interest			57,526
Net income applicable to noncontrolling interest			—
Net income applicable to FB Financial Corporation			$57,526
Total assets	$15,703,248	$765,191	$16,468,439
Goodwill	350,353	—	350,353
(1) Other noninterest expense includes expenses for occupancy and equipment expense, data processing, advertising, legal and professional fees and other expenses. Additionally, other noninterest expense for Mortgage includes servicing expenses.

Three Months Ended March 31, 2025	Banking	Mortgage	Consolidated
Interest income	$178,915	$791	$179,706
Interest expense	73,156	(1,091)	72,065
Net interest income	105,759	1,882	107,641
Provisions for credit losses	2,189	103	2,292
Net interest income after provision for credit losses	103,570	1,779	105,349
Mortgage banking income	—	12,426	12,426
Other noninterest (loss) income	10,660	(54)	10,606
Total noninterest income	10,660	12,372	23,032
Salaries, commissions and employee benefits	41,469	6,882	48,351
Merger and integration costs	401	—	401
Depreciation and amortization	2,743	24	2,767
Amortization of intangibles	656	—	656
Other noninterest expense(1)	21,640	5,734	27,374
Total noninterest expense	66,909	12,640	79,549
Income before income taxes	$47,321	$1,511	$48,832
Income tax expense			9,471
Net income applicable to FB Financial Corporation and noncontrolling interest			39,361
Net income applicable to noncontrolling interest			—
Net income applicable to FB Financial Corporation			$39,361
Total assets	$12,490,097	$646,352	$13,136,449
Goodwill	242,561	—	242,561
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

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
(Unaudited)
Note (13)—Minimum capital requirements
Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action.
Under regulatory guidance for non-advanced approach institutions, the Bank and Company are required to maintain minimum capital ratios as outlined in the table below. Minimum risk-based capital adequacy ratios below include a capital conservation buffer of 2.50%. As of March 31, 2026 and December 31, 2025, the Bank and Company met all capital adequacy requirements to which they are subject. Additionally, under U.S. Basel III Capital Rules, the Bank and Company opted out of including accumulated other comprehensive income in regulatory capital.
Actual and required capital amounts and ratios are included below as of the dates indicated.

March 31, 2026	Actual		Minimum Requirement for Capital Adequacy with Capital Buffer		To Qualify as Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
FB Financial Corporation	$1,920,259	13.4%	$1,508,224	10.5%	N/A	N/A
FirstBank	1,861,059	13.1%	1,496,068	10.5%	$1,424,826	10.0%
Tier 1 capital (to risk-weighted assets)
FB Financial Corporation	$1,656,459	11.5%	$1,220,943	8.5%	N/A	N/A
FirstBank	1,682,686	11.8%	1,211,102	8.5%	$1,139,861	8.0%
Common equity tier 1 capital (to risk-weighted assets)
FB Financial Corporation	$1,656,459	11.5%	$1,005,482	7.0%	N/A	N/A
FirstBank	1,682,686	11.8%	997,379	7.0%	$926,137	6.5%
Tier 1 capital (to average assets)
FB Financial Corporation	$1,656,459	10.4%	$637,465	4.0%	N/A	N/A
FirstBank	1,682,686	10.6%	636,062	4.0%	$795,077	5.0%

December 31, 2025	Actual		Minimum Requirement for Capital Adequacy with Capital Buffer		To Qualify as Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
FB Financial Corporation	$1,888,051	13.2%	$1,496,600	10.5%	N/A	N/A
FirstBank	1,830,102	12.9%	1,484,360	10.5%	$1,413,676	10.0%
Tier 1 capital (to risk-weighted assets)
FB Financial Corporation	$1,625,952	11.4%	$1,211,534	8.5%	N/A	N/A
FirstBank	1,653,113	11.7%	1,201,625	8.5%	$1,130,941	8.0%
Common equity tier 1 capital (to risk-weighted assets)
FB Financial Corporation	$1,625,952	11.4%	$997,734	7.0%	N/A	N/A
FirstBank	1,653,113	11.7%	989,573	7.0%	$918,889	6.5%
Tier 1 capital (to average assets)
FB Financial Corporation	$1,625,952	10.3%	$633,378	4.0%	N/A	N/A
FirstBank	1,653,113	10.5%	631,928	4.0%	$789,910	5.0%

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
(Unaudited)
Note (14)—Stock-based compensation
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
The following table summarizes changes in RSUs for the three months ended March 31, 2026:

	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Balance at beginning of period (unvested)	322,294	$42.78
Granted	119,733	57.94
Vested	(11,462)	36.78
Forfeited	(5,246)	39.25
Balance at end of period (unvested)	425,319	$47.25
The total fair value of RSUs vested and released was $422 and $731 for the three months ended March 31, 2026 and 2025, respectively.
The compensation cost related to these grants and vesting of RSUs was $2,986 and $2,906 for the three months ended March 31, 2026 and 2025, respectively. These amounts include RSU grants made to directors and director compensation to be settled in stock amounting to $297 and $243 for the three months ended March 31, 2026 and 2025, respectively.
As of March 31, 2026, there was $11,077 of total unrecognized compensation cost related to unvested RSUs which is expected to be recognized over a weighted-average period of 2.26 years. Additionally, as of March 31, 2026, there were 1,088,324 shares available for issuance under the Company’s stock compensation plans. As of March 31, 2026 and December 31, 2025, there was $364 and $335, respectively, accrued in accrued expenses and other liabilities related to dividend equivalent units declared which is to be paid upon vesting and distribution of the underlying RSUs.
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
PSUs performance factors are based on the Company’s achievement of core return on average tangible common equity over the performance period relative to a predefined peer group as well as the Company’s adjusted tangible book value over the performance period.
The following table summarizes information about the changes in PSUs as of and for the three months ended March 31, 2026:

	Performance Stock Units Outstanding(1)	Weighted Average Grant Date Fair Value
Balance at beginning of period (unvested)	240,891	$40.24
Granted	69,078	58.18
Performance adjustment (2)	35,737	37.17
Vested	(107,228)	37.17
Forfeited or expired	(3,663)	42.64
Balance at end of period (unvested)	234,815	$46.41
(1) PSUs are presented in the table above assuming targets are met and the awards pay out at 100%.
(2) The performance adjustment represents the difference between shares granted and vested due to achievement of performance factors.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
(Unaudited)
The following table summarizes data related to the Company’s outstanding PSUs as of March 31, 2026:

Grant Year	Grant Price	Performance Period	PSUs Outstanding
2024	$35.60	2024 to 2026	94,432
2025	$49.33	2025 to 2027	71,305
2026	$58.18	2026 to 2028	69,078
Compensation expense for PSUs is estimated each period based on the fair value of the Company’s stock at the grant date and the most probable outcome of the performance condition, adjusted for the passage of time within the performance period of the awards.
The Company recorded compensation cost of $2,375 and $1,925 for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, maximum unrecognized compensation cost at 200% payout related to the unvested PSUs was $12,228, and the weighted average remaining performance period over which the cost could be recognized was 2.15 years. As of March 31, 2026 and December 31, 2025, there was $195 and $298, respectively, accrued in accrued expenses and other liabilities related to dividend equivalent units declared which is to be paid upon vesting and distribution of the underlying PSUs.
Employee Stock Purchase Plan
The Company maintains an employee stock purchase plan under which employees, through payroll deductions, are able to purchase shares of Company common stock. The employee purchase price is 95% of the lower of the market price at the beginning or end of each six month offering period. The maximum number of shares issuable during any offering period is 200,000 shares, limited to 725 shares for each participating employee. There were 8,624 and 8,161 shares of common stock issued under the ESPP with proceeds from employee payroll withholdings of $413 and $340 during the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, there were 2,246,305 shares available for issuance under the ESPP.
Note (15)—Related party transactions
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
An analysis of loans to management, executive officers, the directors and significant shareholders of the Bank and their related interests is presented below:

Loans outstanding at January 1, 2026	$45,165
New loans and advances	10,876
Change in related party status	—
Repayments	(1,221)
Loans outstanding at March 31, 2026	$54,820
Unfunded commitments to management, executive officers, the directors, and significant shareholders and their related interests totaled $37,565 and $47,182 at March 31, 2026 and December 31, 2025, respectively.
Deposits
The Bank held deposits from related parties totaling $399,455 and $406,258 as of March 31, 2026 and December 31, 2025, respectively.
Leases
The Bank leases various office spaces from entities owned by certain directors of the Company under varying terms. Lease expense for these properties totaled $102 for both the three months ended March 31, 2026 and 2025, respectively.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
(Unaudited)
Aviation lease
Through a wholly-owned subsidiary, FBK Aviation, LLC, the Company owns and maintains an aircraft. FBK Aviation, LLC maintains non-exclusive aircraft leases with entities owned by certain directors. The Company recognized income $22 and $19 for the three months ended March 31, 2026 and 2025, respectively.
Equity investment in preferred stock and master loan purchase agreement
The Company holds an equity investment in a privately held entity which originates manufactured housing loans through utilization of its proprietary technology. As a result of the investment, the Company holds two board seats on the entity’s board of directors. The Company also has a master loan purchase agreement with the entity to purchase up to $250,000 in manufactured housing loan production over an initial five-year term. Under this agreement, the Company purchased $8,911 and $9,494 of loans for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026 and December 31, 2025, the amortized cost of these loans HFI amounted to $148,417 and $142,532, respectively. See Note 3, “Investment securities”, for additional information on this investment.

ITEM 2 – Management’s discussion and analysis of financial condition and results of operations
The following is a discussion of our financial condition as of March 31, 2026 and December 31, 2025, and our results of operations for the three months ended March 31, 2026 and 2025, and should be read in conjunction with our audited consolidated financial statements set forth in our Annual Report on Form 10-K for the year ended December 31, 2025, that was filed with the SEC on February 26, 2026, and with the accompanying unaudited notes to the condensed consolidated financial statements set forth in this Report.
Forward-looking statements
Certain statements contained in this Report that are not historical in nature may be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements regarding the Company’s future plans, results, strategies, and expectations, including expectations around changing economic markets. These statements can generally be identified by the use of the words and phrases “may,” “will,” “should,” “could,” “would,” “goal,” “plan,” “potential,” “estimate,” “project,” “believe,” “intend,” “anticipate,” “expect,” “target,” “aim,” “predict,” “continue,” “seek,” and other variations of such words and phrases and similar expressions. These forward-looking statements are not historical facts, and are based upon management’s current expectations, estimates, and projections, many of which, by their nature, are inherently uncertain and beyond the Company’s control. The inclusion of these forward-looking statements should not be regarded as a representation by the Company or any other person that such expectations, estimates, and projections will be achieved. Accordingly, the Company cautions shareholders and investors that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, and uncertainties that are difficult to predict. Actual results may prove to be materially different from the results expressed or implied by the forward-looking statements. A number of factors could cause actual results to differ materially from those contemplated by the forward-looking statements including, without limitation, (1) current and future economic conditions, including the effects of inflation, interest rate fluctuations, changes in the economy or global supply chain, supply-demand imbalances affecting local real estate prices, and high unemployment rates in the local or regional economies in which the Company operates and/or the US economy generally, (2) changes or the lack of changes in government interest rate policies and the associated impact on the Company’s business, net interest margin, and mortgage operations, (3) increased competition for deposits, (4) changes in the quality or composition of the Company’s loan or investment portfolios, including adverse developments in borrower industries or in the repayment ability of individual borrowers or issuers of investment securities, or the impact of interest rates on the value of our investment securities portfolio, (5) any deterioration in commercial real estate market fundamentals, (6) the Company’s ability to identify potential candidates for, consummate, and achieve synergies from acquisitions, including risks that cost savings and other synergies from completed or future mergers may not be realized (or may be less than or delayed from expectations), challenges in integrating acquired businesses, disruptions to customer, employee, or other relationships, diversion of management attention, and the ability to effectively manage larger or more complex operations post-transaction; (7) the Company’s ability to manage any unexpected outflows of uninsured deposits and avoid selling investment securities or other assets at an unfavorable time or at a loss, (8) the Company’s ability to successfully execute its various business strategies, (9) changes in state and federal legislation, regulations or policies applicable to banks and other financial service providers, including legislative developments, (10) the effectiveness of the Company’s controls and procedures to detect, prevent, mitigate and otherwise manage the risk of fraud or misconduct by internal or external parties, including attempted physical-security and cybersecurity attacks, denial-of-service attacks, hacking, phishing, social-engineering attacks, malware intrusion, data-corruption attempts, system breaches, identity theft, ransomware attacks, environmental conditions, and intentional acts of destruction, (11) the Company’s dependence on information technology systems of third party service providers and the risk of systems failures, interruptions, or breaches of security, (12) the impact, extent and timing of technological changes, (13) concentrations of credit or deposit exposure, (14) the impact of natural disasters, pandemics, acts of war or terrorism, or other catastrophic events, (15) events giving rise to international or regional political instability, including the broader impacts of such events on financial markets and/or global macroeconomic environments, and/or (16) general competitive, economic, political, and market conditions. Further information regarding the Company and factors which could affect the forward-looking statements contained herein can be found in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, and in any of the Company’s subsequent filings with the SEC. Many of these factors are beyond the Company’s ability to control or predict. If one or more events related to these or other risks or uncertainties materialize, or if the underlying assumptions prove to be incorrect, actual results may differ materially from the forward-looking statements. Accordingly, shareholders and investors should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date of this Report, and the Company undertakes no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

New risks and uncertainties may emerge from time to time, and it is not possible for the Company to predict their occurrence or how they will affect the Company.
The Company qualifies all forward-looking statements by these cautionary statements.
Critical accounting policies
Our financial statements are prepared in accordance with GAAP and general practices within the banking industry. Within our financial statements, certain financial information contains approximate measurements of financial effects of transactions and impacts at the consolidated balance sheet dates and our results of operations for the reporting periods. We monitor the status of proposed and newly issued accounting standards to evaluate the impact on our financial condition and results of operations. Our accounting policies, including the impact of any newly issued accounting standards if applicable, are discussed in further detail in Note 1, “Basis of presentation and summary of significant accounting policies,” in the notes to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2025.

Financial highlights
The following table presents certain selected historical consolidated statements of income and balance sheets data and key performance indicators and other measures as of the dates or for the periods indicated. Our historical results for any prior period are not necessarily indicative of results to be expected in any future period.

	As of or for the three months ended		As of or for the year-ended
	March 31,		December 31,
(dollars in thousands, except share data)	2026	2025	2025
Selected Balance Sheet Data
Cash and cash equivalents	$1,157,763	$794,706	$1,155,895
Investment securities, at fair value	1,498,547	1,580,720	1,459,734
Loans held for sale	231,359	172,770	201,076
Loans HFI	12,503,815	9,771,536	12,383,626
Allowance for credit losses on loans HFI	(186,324)	(150,531)	(185,983)
Total assets	16,468,439	13,136,449	16,300,292
Interest-bearing deposits (non-brokered)	10,838,139	8,623,636	10,649,932
Brokered deposits	574,216	414,428	625,634
Noninterest-bearing deposits	2,664,480	2,163,934	2,634,395
Total deposits	14,076,835	11,201,998	13,909,961
Borrowings	213,188	168,944	212,764
Allowance for credit losses on unfunded commitments	15,398	6,493	16,196
Total common shareholders’ equity	1,973,873	1,601,962	1,948,165
Selected Statement of Income Data
Total interest income	$225,350	$179,706	$833,926
Total interest expense	79,385	72,065	317,826
Net interest income	145,965	107,641	516,100
Provisions for credit losses	3,024	2,292	43,278
Total noninterest income	26,375	23,032	43,910
Total noninterest expense	95,164	79,549	378,214
Income before income taxes	74,152	48,832	138,518
Income tax expense	16,626	9,471	15,880
Net income applicable to noncontrolling interest	—	—	16
Net income applicable to FB Financial Corporation	$57,526	$39,361	$122,622
Net interest income (tax-equivalent basis)	$146,774	$108,427	$519,393
Per Common Share
Basic net income	$1.11	$0.84	$2.47
Diluted net income	1.10	0.84	2.45
Book value	38.39	34.44	37.64
Tangible book value(1)	31.00	29.12	30.27
Cash dividends declared	0.21	0.19	0.76
Selected Ratios
Return on average:
Assets	1.43%	1.21%	0.84%
Common shareholders’ equity	11.9%	10.1%	6.90%
Tangible common equity(1)	14.7%	11.9%	8.40%
Efficiency ratio	55.2%	60.9%	67.5%
Core efficiency ratio (tax-equivalent basis)(1)	54.3%	59.9%	56.4%
Loans HFI to deposit ratio	88.8%	87.2%	89.0%
Noninterest-bearing deposits to total deposits	18.9%	19.3%	18.9%
Net interest margin (tax-equivalent basis)	3.94%	3.55%	3.81%
Yield on interest-earning assets	6.07%	5.91%	6.14%
Cost of interest-bearing liabilities	2.83%	3.16%	3.13%
Cost of total deposits	2.27%	2.54%	2.49%

	As of or for the three months ended		As of or for the year ended
	March 31,		December 31,
	2026	2025	2025
Credit Quality Ratios
Allowance for credit losses on loans HFI as a percentage of loans HFI	1.49%	1.54%	1.50%
Annualized net charge-offs as a percentage of average loans HFI	(0.11)%	(0.14)%	(0.06)%
Nonperforming loans HFI as a percentage of loans HFI	0.96%	0.79%	0.97%
Nonperforming assets as a percentage of total assets(2)	0.98%	0.84%	0.97%
Capital Ratios (Company)
Total common shareholders’ equity to assets	12.0%	12.2%	12.0%
Tangible common equity to tangible assets(1)	9.91%	10.5%	9.84%
Tier 1 leverage	10.4%	11.4%	10.3%
Tier 1 risk-based capital	11.5%	13.1%	11.4%
Total risk-based capital	13.4%	15.2%	13.2%
Common Equity Tier 1	11.5%	12.8%	11.4%
(1)Non-GAAP financial measure; See "GAAP reconciliation and management explanation of non-GAAP financial measures” and non-GAAP reconciliations herein.
(2)Includes $32.6 million, $27.2 million, and $28.1 million of optional rights to repurchase delinquent GNMA loans as of March 31, 2026, March 31, 2025 and December 31, 2025, respectively.

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
Adjusted efficiency ratio (tax-equivalent basis)
The adjusted efficiency ratio (tax-equivalent basis) is a non-GAAP measure that excludes certain gains, losses and other selected items. Our management uses this measure in its analysis of our performance. Our management believes this measure provides a greater understanding of ongoing operations and enhances comparability of results with prior periods, as well as demonstrates the effects of significant gains and charges. The most directly comparable financial measure calculated in accordance with GAAP is the efficiency ratio.

The following table presents a reconciliation of our adjusted efficiency ratio (tax-equivalent basis) to our efficiency ratio for the periods below:

(dollars in thousands)	Three Months Ended March 31,		Year Ended December 31,
	2026	2025	2025
Adjusted efficiency ratio (tax-equivalent basis)
Total noninterest expense	$95,164	$79,549	$378,214
Less early retirement and severance costs	—	—	1,395
Less loss on lease terminations and other branch closure costs	5	—	282
Less charitable contribution to FirstBank Foundation	—	—	1,130
Less merger and integration costs	1,447	401	23,803
Adjusted noninterest expense	$93,712	$79,148	$351,604
Net interest income	$145,965	$107,641	$516,100
Net interest income (tax-equivalent basis)	146,774	108,427	519,393
Total noninterest income	26,375	23,032	43,910
Less gain (loss) from securities, net	1	16	(60,457)
Less loss on sales or write-downs of other real estate owned and other assets	(320)	(625)	(1,166)
Less cash life insurance benefit	763	—	1,148
Adjusted noninterest income	$25,931	$23,641	$104,385
Total revenue	$172,340	$130,673	$560,010
Adjusted revenue (tax-equivalent basis)	$172,705	$132,068	$623,778
Efficiency ratio	55.2%	60.9%	67.5%
Adjusted efficiency ratio (tax-equivalent basis)	54.3%	59.9%	56.4%
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
The following table presents, as of the dates set forth below, tangible common equity compared with total common shareholders’ equity, tangible book value per common share compared with our book value per common share and common equity to tangible assets compared to total common shareholders’ equity to total assets:

	March 31,		December 31,
(dollars in thousands, except share data)	2026	2025	2025
Tangible assets
Total assets	$16,468,439	$13,136,449	$16,300,292
Adjustments:
Goodwill	(350,353)	(242,561)	(350,353)
Intangibles, net	(29,415)	(5,106)	(31,284)
Tangible assets	$16,088,671	$12,888,782	$15,918,655
Tangible common equity
Total common shareholders’ equity	$1,973,873	$1,601,962	$1,948,165
Adjustments:
Goodwill	(350,353)	(242,561)	(350,353)
Intangibles, net	(29,415)	(5,106)	(31,284)
Tangible common equity	$1,594,105	$1,354,295	$1,566,528
Common shares outstanding	51,418,024	46,514,547	51,752,401
Book value per common share	$38.39	$34.44	$37.64
Tangible book value per common share	$31.00	$29.12	$30.27
Total common shareholders’ equity to total assets	12.0%	12.2%	12.0%
Tangible common equity to tangible assets	9.91%	10.5%	9.84%
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
The following table presents, as of the dates set forth below, reconciliations of total average tangible common equity to average shareholders’ equity and return on average tangible common equity to return on average shareholders’ equity:

	Three Months Ended March 31,		Year Ended December 31,
(dollars in thousands)	2026	2025	2025
Return on average tangible common equity
Total average common shareholders’ equity	$1,965,877	$1,583,958	$1,776,945
Adjustments:
Average goodwill	(350,353)	(242,561)	(296,901)
Average intangibles, net	(30,394)	(5,426)	(19,492)
Average tangible common equity	$1,585,130	$1,335,971	$1,460,552
Net income applicable to FB Financial Corporation	$57,526	$39,361	$122,622
Return on average common shareholders’ equity	11.9%	10.1%	6.90%
Return on average tangible common equity	14.7%	11.9%	8.40%

Company overview
We are a financial holding company headquartered in Nashville, Tennessee. We operate primarily through our wholly-owned subsidiary bank, FirstBank, and its subsidiaries. FirstBank provides a comprehensive suite of commercial and consumer banking services to clients in select markets in Tennessee, Alabama, Kentucky, North Carolina and Georgia. As of March 31, 2026, our footprint included 90 full-service branches serving markets across Tennessee, including Nashville, Chattanooga, Knoxville, Memphis, and Jackson in addition to Bowling Green, Kentucky, Columbus and Newnan, Georgia and Birmingham, Anniston, Huntsville, and Auburn, Alabama. Additionally, our banking services extend to community markets throughout our footprint. FirstBank also provides retail mortgage banking services utilizing its bank branch network and mortgage banking offices strategically located throughout the southeastern United States.
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
Mergers and acquisitions
Southern States Bancshares, Inc.
On July 1, 2025, the Company completed its merger with Southern States Bancshares, Inc. and its wholly-owned subsidiary, Southern States Bank, with FB Financial Corporation continuing as the surviving entity. This merger strengthens the Company’s presence in existing markets, such as Birmingham and Huntsville, Alabama, while expanding the Company’s footprint further into Alabama and Georgia. The Company acquired total assets of $2.83 billion, total loans of $2.27 billion and assumed total deposits of $2.47 billion. Under the terms of the agreement, each outstanding share of Southern States common stock was converted into the right to receive 0.80 shares of the Company’s stock. Additionally, fractional shares and outstanding stock options were settled in cash. As a result, total consideration paid was $368.4 million based on the Company’s closing stock price of $45.30 per share on June 30, 2025. The merger resulted in additional goodwill of $107.8 million being recorded based on fair value estimates of total net assets acquired and liabilities assumed in the transaction.
Overview of recent financial performance
Results of operations
Three months ended March 31, 2026 compared to the three months ended March 31, 2025
Our net income increased during the three months ended March 31, 2026 to $57.5 million from $39.4 million for the three months ended March 31, 2025. Diluted earnings per common share was $1.10 and $0.84 for the three months ended March 31, 2026 and 2025, respectively. Our net income represented a ROAA of 1.43% and 1.21% for the three months ended March 31, 2026 and 2025, respectively, and a ROAE of 11.9% and 10.1% for the same periods. Our ratio of ROATCE for the three months ended March 31, 2026 and 2025 was 14.7% and 11.9%, respectively. See “GAAP reconciliation and management explanation of non-GAAP financial measures” in this Report for a discussion of tangible common equity and return on average tangible common equity.
During the three months ended March 31, 2026, our net interest income increased to $146.0 million from $107.6 million for the three months ended March 31, 2025. Our net interest margin, on a tax-equivalent basis, increased to 3.94% for the three months ended March 31, 2026 as compared to 3.55% for the three months ended March 31, 2025. The increase in net interest income and net interest margin, on a tax-equivalent basis, reflects a $45.7 million increase in interest income, partially offset by a $7.3 million increase in interest expense.
Provision for credit losses of $3.0 million was recognized for the three months ended March 31, 2026 and $2.3 million for the three months ended March 31, 2025. The increase was driven primarily by charge-off activity during the quarter and higher loan balances, partially offset by modestly improved economic forecasts and changes in commitment reserve rates and the mix of available commitments across calculation segments.

Noninterest income for the three months ended March 31, 2026 increased by $3.3 million to $26.4 million, compared to $23.0 million for the prior year period. The increase in noninterest income was driven by increases in BOLI income primarily related to proceeds received from a death benefit, service charges on deposit accounts and investment services and trust income.
Noninterest expense increased to $95.2 million for the three months ended March 31, 2026, compared with $79.5 million for the three months ended March 31, 2025. The increase in noninterest expense was primarily driven by higher salaries, commissions and benefits of $9.0 million due to increased headcount resulting from the Southern States merger and higher performance‑based compensation. Additionally, other expense increased $3.7 million, driven in part by higher franchise tax expense. Merger-related expenses also increased during the period and included $1.4 million of core deposit intangible amortization, $1.0 million of merger and integration costs and $0.9 million in occupancy expense.
Business segment highlights
We operate our business in two business segments: Banking and Mortgage. See Note 12, “Segment reporting” in the notes to our consolidated financial statements contained herein for a description of these business segments.
Banking
Three months ended March 31, 2026 compared to the three months ended March 31, 2025
The Banking segment contributed $73.5 million of income before taxes for the current period as compared to $47.3 million for the previous period. Net interest income totaled $143.1 million during the three months ended March 31, 2026 compared to $105.8 million during the previous period. Provisions for credit losses on loans HFI and unfunded loan commitments resulted in $2.0 million of provision expense during the current period as compared to $2.2 million during the previous period. The Banking segment recorded noninterest income of $14.0 million in the current period as compared to $10.7 million in the previous period. This increase includes increases in BOLI income, service charges on deposit accounts and investment services and trust income. Noninterest expense increased to $81.6 million for the current period compared to $66.9 million for the for the previous period, primarily due to increases in salaries, commissions and benefits, amortization of core deposit intangibles, occupancy, and merger and integration costs, with the majority of these increases associated with the Southern States merger. Additionally, a franchise tax expense was recognized in the current period.
Mortgage
Three months ended March 31, 2026 compared to the three months ended March 31, 2025
Activity in our Mortgage segment resulted income before income taxes of $0.6 million for the current period, as compared to $1.5 million of income before taxes in the prior period. Net interest income was $2.8 million for the current period and $1.9 million for the prior period. Provisions for credit losses on loans HFI and unfunded loan commitments resulted in provision expense of $1.0 million during the current period compared to $0.1 million of provision expense during the prior period. The increase in provisions for credit losses was due primarily to a change in the CECL loss estimation methodology as of June 30, 2025, which notably impacted the Company's reserves on 100% financed 1-to-4 mortgages, as well as a change in forecasts associated with home prices which impacted mortgage reserves more broadly. Mortgage banking income decreased $0.2 million to $12.3 million during the current period compared to $12.4 million in the prior period.

The components of mortgage banking income for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31,
(dollars in thousands)	2026	2025
Mortgage banking income
Gains and fees from origination and sale of mortgage loans held for sale	$8,517	$5,602
Net change in fair value of loans held for sale and derivatives	1,008	2,816
Change in fair value on MSRs, net of hedging	(3,852)	(3,069)
Mortgage servicing income	6,580	7,077
Total mortgage banking income	$12,253	$12,426
Interest rate lock commitment volume	$490,265	$381,777
Interest rate lock commitment volume by purpose (%):
Purchase	74.6%	86.1%
Refinance	25.4%	13.9%
Mortgage sales	$295,123	$222,805
Mortgage sale margin	2.89%	2.51%
Closing volume	$325,403	$271,383
Outstanding principal balance of mortgage loans serviced	$9,455,049	$10,061,485
Noninterest expense for the three months ended March 31, 2026 and 2025 was $13.6 million and $12.6 million, respectively. This increase is reflective of higher commissions and incentives expenses resulting from increased mortgage production during the period.
Results of operations
Throughout the following discussion of our operating results, we present our net interest income, net interest margin and core efficiency ratio on a fully tax-equivalent basis. The fully tax-equivalent basis adjusts for the tax-favored status of net interest income from certain qualifying loans and investments.
Our tax-exempt income is converted to a tax-equivalent basis by adjusting for the combined federal and blended state statutory income tax rate of 26.06% for the three months ended March 31, 2026 and 2025.
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
During the three months ended March 31, 2026, the U.S. Treasury yield curve continued to normalize, with modest steepening in the intermediate and longer‑term maturities as short‑term interest rates declined over the prior year and longer‑term yields remained elevated. This compares to the three months ended March 31, 2025, when the yield curve was in the early stages of normalization following initial short‑term rate reductions and an increase in longer‑term yields. The Federal Funds Target Rate range was 3.50% - 3.75% and 4.25% - 4.50% as of March 31, 2026 and March 31, 2025, respectively.
Three months ended March 31, 2026 compared to the three months ended March 31, 2025
Net interest income increased $38.3 million to $146.8 million for the three months ended March 31, 2026 as compared to $108.4 million for the three months ended March 31, 2025. Net interest margin was 3.94% for the three months ended March 31, 2026 compared to 3.55% for the three months ended March 31, 2025. Net interest income was broadly driven by higher average balances of loans held for investment resulting primarily from the Southern States merger, along with an increase in net interest margin attributable to higher loan yields and a decline in the average cost of interest‑bearing deposits.

Interest income was $226.2 million for the three months ended March 31, 2026, compared to $180.5 million for the three months ended March 31, 2025, an increase of $45.7 million. The increase in interest income was primarily attributable to loans HFI, which increased $47.0 million to $199.1 million for the three months ended March 31, 2026 from $152.2 million for the three months ended March 31, 2025. The increase was driven by higher average balances of loans held for investment supported in part by the Southern States merger, with an incremental increase in yield. The yield on loans HFI increased 10 basis points to 6.51% for the three months ended March 31, 2026 from 6.41% for the three months ended March 31, 2025, largely due to accretion on purchased loans.
The components of our loan yield for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31,
	2026		2025
(dollars in thousands)	Interest income	Average yield	Interest income	Average yield
Loans HFI yield components:
Contractual interest rate on loans HFI(1)	$190,529	6.22%	$149,819	6.31%
Origination and other loan fee income	2,148	0.07%	1,797	0.08%
Accretion on purchased loans	6,297	0.21%	2	—%
Nonaccrual interest collections	171	0.01%	556	0.02%
Total loans HFI yield	$199,145	6.51%	$152,174	6.41%
(1)Includes tax equivalent adjustment using combined federal and blended state statutory income tax rate of 26.06%.
Accretion on purchased loans contributed 17 basis points to the NIM for the three months ended March 31, 2026 as a result of the recent merger. There was no impact of accretion on purchased loans to the NIM for the three months ended March 31, 2025.
Interest expense was $79.4 million for the three months ended March 31, 2026, an increase of $7.3 million as compared to $72.1 million for the three months ended March 31, 2025. The increase was driven by higher average interest‑bearing deposit balances resulting primarily from the recent merger, partially offset by declines in the rates paid on interest‑bearing deposits.
Interest expense on interest-bearing deposit accounts totaled $77.9 million for the three months ended March 31, 2026, an increase of $7.6 million from the prior year, largely due to increases in average balances across most deposit categories, particularly money market deposits and customer time deposits, reflecting balance growth associated with the recent merger. Lower rates paid across these deposit categories partially offset the impact of higher average balances. The average rate paid on interest-bearing deposits was 2.80% for the three months ended March 31, 2026 compared to 3.13% for the three months ended March 31, 2025.

Average balance and interest yield/rate analysis
The table below shows the average balances, income and expense and yield and rates of each of our interest-earning assets and interest-bearing liabilities on a tax equivalent basis, if applicable, for the periods indicated.

	Three Months Ended March 31,
	2026			2025
(dollars in thousands)	Average balances	Interest income/ expense	Average yield/ rate	Average balances	Interest income/ expense	Average yield/ rate
Interest-earning assets:
Loans HFI (1)(2)	$12,415,278	$199,145	6.51%	$9,621,057	$152,174	6.41%
Mortgage loans held for sale	171,452	2,550	6.03%	93,944	1,433	6.19%
Investment securities:
Taxable	1,378,627	13,575	3.99%	1,541,868	14,471	3.81%
Tax-exempt (2)	168,658	1,425	3.43%	167,958	1,397	3.37%
Total investment securities (2)	1,547,285	15,000	3.93%	1,709,826	15,868	3.76%
Federal funds sold and reverse repurchase agreements	207,809	2,021	3.94%	123,390	1,374	4.52%
Interest-bearing deposits with other financial institutions	698,672	6,337	3.68%	811,216	8,902	4.45%
Restricted equity securities, at cost	79,257	1,106	5.66%	32,493	741	9.25%
Total interest-earning assets (2)	15,119,753	226,159	6.07%	12,391,926	180,492	5.91%
Noninterest-earning assets:
Cash and due from banks	147,305			123,158
Allowance for credit losses on loans HFI	(188,214)			(152,234)
Other assets (3)(4)	1,179,428			844,119
Total noninterest-earning assets	1,138,519			815,043
Total assets	$16,258,272			$13,206,969
Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing checking	$2,628,330	$12,348	1.91%	$2,840,211	$18,267	2.61%
Money market deposits	5,471,973	39,871	2.96%	4,083,754	34,360	3.41%
Savings deposits	447,380	656	0.59%	353,865	66	0.08%
Customer time deposits	2,116,914	19,000	3.64%	1,373,045	12,702	3.75%
Brokered and internet time deposits	604,764	6,003	4.03%	443,923	4,854	4.43%
Time deposits	2,721,678	25,003	3.73%	1,816,968	17,556	3.92%
Total interest-bearing deposits	11,269,361	77,878	2.80%	9,094,798	70,249	3.13%
Other interest-bearing liabilities:
Securities sold under agreements to repurchase and federal funds purchased	12,554	16	0.52%	11,046	6	0.22%
Subordinated debt	83,798	1,486	7.19%	130,755	1,804	5.60%
Other borrowings	1,118	5	1.81%	1,220	6	1.99%
Total other interest-bearing liabilities	97,470	1,507	6.27%	143,021	1,816	5.15%
Total interest-bearing liabilities	11,366,831	79,385	2.83%	9,237,819	72,065	3.16%
Noninterest-bearing liabilities:
Demand deposits	2,652,462			2,134,924
Other liabilities(4)	273,009			250,175
Total noninterest-bearing liabilities	2,925,471			2,385,099
Total liabilities	14,292,302			11,622,918
FB Financial Corporation common shareholders’ equity	1,965,877			1,583,958
Noncontrolling interest	93			93
Shareholders’ equity	1,965,970			1,584,051
Total liabilities and shareholders’ equity	$16,258,272			$13,206,969
Net interest income (tax-equivalent basis)(2)		$146,774			$108,427
Interest rate spread (tax-equivalent basis)(2)			3.24%			2.75%
Net interest margin (tax-equivalent basis) (2)(5)			3.94%			3.55%
Cost of total deposits			2.27%			2.54%
Average interest-earning assets to average interest-bearing liabilities			133.0%			134.1%
(1)Average balances of nonaccrual loans and overdrafts are included in average loan balances.
(2)Interest income includes the effects of taxable-equivalent adjustments using the combined federal and blended state statutory income tax rate to increase tax-exempt interest income to a tax-
equivalent basis. The net tax-equivalent adjustment amounts included in income were $0.8 million for both the three months ended March 31, 2026 and 2025.
(3)Includes average net unrealized losses on investment securities available for sale of $43.4 million and $132.3 million for the three months ended March 31, 2026 and 2025, respectively.
(4)Includes average of optional rights to repurchase government guaranteed GNMA mortgage loans previously sold that meet certain defined delinquency criteria of $32.0 million and $30.7 million for the three months ended March 31, 2026 and 2025, respectively.
(5)The NIM is calculated by dividing annualized net interest income, on a tax-equivalent basis, by average total earning assets.

Yield/rate and volume analysis
The tables below present the components of the changes in net interest income for the three months ended March 31, 2026 and 2025. For each major category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes due to average volume and changes due to interest rates, with the changes in both volume and interest rates allocated to these two categories based on the proportionate absolute changes in each category.

	Three months ended March 31, 2026 compared to three months ended March 31, 2025 due to changes in
(dollars in thousands)	Volume	Yield/rate	Net increase (decrease)
Interest-earning assets:
Loans HFI(1)(2)	$44,820	$2,151	$46,971
Loans held for sale - mortgage	1,153	(36)	1,117
Investment securities:
Taxable	(1,607)	711	(896)
Tax-exempt(2)	6	22	28
Federal funds sold and reverse repurchase agreements	821	(174)	647
Interest-bearing deposits with other financial institutions	(1,021)	(1,544)	(2,565)
Restricted equity securities, at cost	653	(288)	365
Total interest income(2)	44,825	842	45,667
Interest-bearing liabilities:
Interest-bearing checking deposits	(995)	(4,924)	(5,919)
Money market deposits	10,115	(4,604)	5,511
Savings deposits	137	453	590
Customer time deposits	6,676	(378)	6,298
Brokered and internet time deposits	1,597	(448)	1,149
Securities sold under agreements to repurchase and federal funds purchased	2	8	10
Subordinated debt	(833)	515	(318)
Other borrowings	—	(1)	(1)
Total interest expense	16,699	(9,379)	7,320
Change in net interest income(2)	$28,126	$10,221	$38,347
(1)Average loans are presented gross, including nonaccrual loans and overdrafts.
(2)Interest income includes the effects of the tax-equivalent adjustments to increase tax-exempt interest income to a tax-equivalent basis. The net taxable-equivalent adjustment amounts included was $0.8 million for both the three months ended March 31, 2026 and 2025.

Provision for credit losses
The provision for credit losses charged to operating expense is an amount which, in the judgment of management, is necessary to maintain the allowance for credit losses at an appropriate level under the current expected credit loss model. The determination of the amount of the allowance is complex and involves a high degree of judgment and subjectivity.
Our allowance for credit losses calculation as of March 31, 2026 resulted from management’s best estimate of losses over the life of loans and unfunded commitments in our portfolio in accordance with the CECL approach.
Beginning with June 30, 2025, we began to utilize the discounted cash flow estimation technique, adjusted for current conditions and reasonable and supportable forecasts, to estimate the expected credit losses of its loan segments, except consumer and other loans, which utilized the weighted average remaining maturity loss rate technique. See “Note 1, “Basis of presentation and summary of significant accounting policies” in our Annual Report on Form 10-K for the year ended December 31, 2025, for further discussion on the change in estimate.

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
We recognized a provision for credit losses on loans HFI for the three months ended March 31, 2026 and 2025 of $3.8 million and $1.9 million, respectively. The current period provision on loans HFI was driven by loan growth and charge-offs during the quarter offset by slightly improved economic forecasts. For the three months ended March 31, 2025, the provision on loans HFI is due to growth in loan balances in most categories and charge-off activity offset by notable decreases in multi-family and construction lending and slight improvement in economic forecasts.
We recorded a reversal of credit losses on unfunded commitments of $0.8 million and provision expense of $0.4 million for the three months ended March 31, 2026 and 2025, respectively. The reversal of credit losses on unfunded commitments for the three months ended March 31, 2026 was primarily due to changes in segment-level reserve rates and the mix of available commitments among calculation segments. For the three months ended March 31, 2025, the increase in provision for credit losses on unfunded commitments was driven by an increase in outstanding construction commitments partially offset by a broader decrease of outstanding commitment balances across other categories from year-end balances. The increase in construction unfunded commitments was attributable to reduced utilization of existing construction lines which caused an increase in the available commitment in these relationships.
During the three months ended March 31, 2026 and 2025, it was determined that all AFS debt securities that experienced a decline in fair value below amortized cost basis were due to noncredit-related factors. Therefore, there was no provision for credit losses recognized on AFS debt securities during the three months ended March 31, 2026 and 2025.
Noninterest income
The following table sets forth the components of noninterest income for the periods indicated:

	Three Months Ended March 31,
(dollars in thousands)	2026	2025
Mortgage banking income	$12,253	$12,426
Service charges on deposit accounts	4,376	3,479
Investment services and trust income	4,348	3,711
ATM and interchange fees	2,977	2,677
Gain from investment securities, net	1	16
Loss on sales or write-downs of premises and equipment, other real estate owned and other assets	(320)	(625)
Other income	2,740	1,348
Total noninterest income	$26,375	$23,032

Three months ended March 31, 2026 compared to three months ended March 31, 2025
Noninterest income amounted to $26.4 million for the three months ended March 31, 2026, an increase of $3.3 million, as compared to income of $23.0 million for the three months ended March 31, 2025. The increase in total noninterest income was driven by increases in other income, service charges on deposit accounts and investment services and trust income offset by a decrease in mortgage banking income.
Mortgage banking income includes origination fees, gains and losses on the sale of mortgage loans, changes in fair value of mortgage loans and related derivatives, as well as mortgage servicing income, which includes the change in fair value of MSRs and related derivatives. Mortgage banking income was $12.3 million for the three months ended March 31, 2026, a decrease of $0.2 million compared to the prior period.
Investment services and trust income is comprised of wealth management fees and trust and insurance income. This caption increased $0.6 million during the three months ended March 31, 2026 to $4.3 million as compared to $3.7 million during the three months ended March 31, 2025. This growth was driven primarily by higher fees resulting from increased assets under management in existing accounts.
Service charges on deposit accounts include overdraft fees, account analysis fees and other customer transaction-related service charges. Service charges on deposit accounts increased $0.9 million during the three months ended March 31, 2026 to $4.4 million as compared to $3.5 million during the three months ended March 31, 2025. The increase was primarily due to the increase in deposit accounts from the Southern States merger.
ATM and interchange fees represent income related to customers’ utilization of their debit cards and interchange income. ATM and interchange fees were $3.0 million for the three months ended March 31, 2026, compared to $2.7 million for the three months ended March 31, 2025.
Net gain from investment securities was $1 thousand for the three months ended March 31, 2026 compared to $16 thousand for the three months ended March 31, 2025.
Net loss on sales or write-downs of premises and equipment, other real estate owned and other assets improved by $0.3 million for the three months ended March 31, 2026.
Other income is comprised of income recognized that does not typically fit into other income categories and includes components such as BOLI income, swap fees, and equity investments income. Other income increased $1.4 million to $2.7 million during the three months ended March 31, 2026 as compared to $1.3 million during the three months ended March 31, 2025. This increase reflects higher BOLI income of $1.0 million, largely due to $0.8 million of death benefit proceeds recognized during the three months ended March 31, 2026.
Noninterest expense
The following table sets forth the components of noninterest expense for the periods indicated:

	Three Months Ended March 31,
(dollars in thousands)	2026	2025
Salaries, commissions and employee benefits	$57,348	$48,351
Occupancy and equipment expense	7,476	6,597
Data processing	2,454	2,313
Advertising	2,148	2,487
Legal and professional fees	1,980	1,992
Amortization of core deposit and other intangibles	1,869	656
Merger and integration costs	1,447	401
Other expense	20,442	16,752
Total noninterest expense	$95,164	$79,549

Three months ended March 31, 2026 compared to three months ended March 31, 2025
Noninterest expense increased by $15.7 million, or 19.6%, during the three months ended March 31, 2026 to $95.2 million as compared to $79.5 million in the three months ended March 31, 2025. The increase in noninterest expense was attributable to increases in salaries and employee benefits, amortization of core deposit intangible and other intangibles, merger and integration costs associated with the Southern States merger and other noninterest expense.
Salaries, commissions and employee benefits expense is comprised of salaries and wages in addition to other employee benefit costs and represents the largest component of noninterest expense. Salaries, commissions and employee benefits expense increased $9.0 million, or 18.6%, to $57.3 million for the three months ended March 31, 2026 as compared to $48.4 million for the three months ended March 31, 2025. This change was driven by increases in the salaries and benefit costs due to increased headcount resulting from the Southern States merger, combined with an increase in performance-based compensation driven by improvement in the Company’s performance metrics.
Occupancy and equipment expense includes occupancy, depreciation and equipment expense. Occupancy and equipment expense of $7.5 million and $6.6 million was recognized for the three months ended March 31, 2026 and 2025. The increase was driven by the expansion of our branch network in connection with the Southern States merger.
Merger and integration costs include costs associated with the merger, integration and conversion of business combinations. Merger and integration costs were $1.4 million for the three months ended March 31, 2026 associated with the merger with Southern States. These costs primarily include other employee-related costs and costs associated with branch consolidation, conversion and integration activities.
Data processing is comprised of all third-party core operating systems and processing charges as well as payroll processing. Data processing fees were $2.5 million for the three months ended March 31, 2026, compared to $2.3 million for the three months ended March 31, 2025.
Advertising includes expenses related to sponsorships, advertising, marketing, customer relations and business development and public relations. During the three months ended March 31, 2026, advertising expense decreased $0.3 million to $2.1 million compared to $2.5 million during the three months ended March 31, 2025.
Legal and professional fees represent fees incurred for the various support functions, which includes legal, consulting, outsourcing and other professional related fees. Legal and professional fees were $2.0 million for both the three months ended March 31, 2026 and 2025.
Amortization of core deposit and other intangibles was $1.9 million for the three months ended March 31, 2026, compared to $0.7 million for the three months ended March 31, 2025. The increase was primarily due to $1.4 million of amortization associated with the core deposit intangible assumed with the merger of Southern States.
Other noninterest expense increased $3.7 million during the three months ended March 31, 2026 to $20.4 million compared to $16.8 million during the three months ended March 31, 2025. The increase was attributable to a $0.9 million increase in franchise tax expense and modest increases across a range of other expense categories, including software license and maintenance fees, regulatory costs, card transaction fees, contributions and dues, servicing fees and other operating expenses.
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
Our efficiency ratio was 55.2% and 60.9% for the three months ended March 31, 2026 and 2025, respectively. Our adjusted efficiency ratio, on a tax-equivalent basis, was 54.3% and 59.9% for the three months ended March 31, 2026 and 2025, respectively. See “GAAP reconciliation and management explanation of non-GAAP financial measures” in this Report for a discussion of the adjusted efficiency ratio.

Income taxes
Income tax expense was $16.6 million and $9.5 million for the three months ended March 31, 2026 and 2025, respectively. This represents effective tax rates of 22.4% and 19.4% for the three months ended March 31, 2026 and 2025, respectively. The primary differences from the enacted Federal rates are applicable state income taxes and certain non‑deductible expenses, including limitations under Section 162(m). Refer to Note 8 “Income taxes” in the notes to the consolidated financial statements for additional information regarding the Company's income tax expense and effective tax rates.
Financial condition
The following discussion of our financial condition compares balances as of March 31, 2026 and December 31, 2025.
Loan portfolio
The following table sets forth the balance and associated percentage of each class of financing receivable in our loan portfolio as of the dates indicated:

	March 31,			December 31,
	2026				2025
(dollars in thousands)	Committed	Amount Outstanding	% of total outstanding	Committed	Amount Outstanding	% of total outstanding
Loan Type:
Commercial and industrial	$3,705,063	$2,239,228	18%	$3,646,142	$2,181,935	18%
Construction	1,907,281	1,177,082	9%	1,893,275	1,188,494	10%
Residential real estate:
1-to-4 family mortgage	1,870,735	1,856,308	15%	1,855,064	1,838,122	15%
Residential line of credit	1,605,951	768,190	6%	1,569,351	741,309	6%
Multi-family mortgage	724,940	716,795	6%	752,058	745,360	6%
Commercial real estate:
Owner-occupied	2,302,161	2,204,731	18%	2,241,135	2,148,870	17%
Non-owner occupied	2,929,176	2,869,759	23%	2,965,536	2,900,499	23%
Consumer and other	695,485	671,722	5%	659,567	639,037	5%
Total loans	$15,740,792	$12,503,815	100%	$15,582,128	$12,383,626	100%
Our loans HFI portfolio is our most significant earning asset, comprising 75.9% and 76.0% of our total assets at March 31, 2026 and December 31, 2025, respectively. Our strategy is to grow our loan portfolio by originating quality commercial and consumer type loans that comply with our credit policies and that produce revenues consistent with our financial objectives. Our overall lending approach is primarily focused on providing credit to our customers directly in the markets we serve. However, we also participate in loan syndications and participations from other banks (collectively, “participated loans”). As of March 31, 2026 and December 31, 2025, loans HFI included approximately $434.3 million and $433.2 million, respectively, related to participated loans.
We also sell loan participations to unaffiliated third-parties as part of our credit risk management and balance sheet management strategy. During the three months ended March 31, 2026 and 2025, we sold $2.4 million and $1.1 million loan participations, respectively. All loans, whether or not we act as a participant, are underwritten to the same standards as all other loans we originate. We believe our loan portfolio is well-balanced, which provides us with the opportunity to grow while monitoring our loan concentrations.
Loan concentrations are considered to exist when there are amounts loaned to a number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. Our lending activity is heavily concentrated in the geographic market areas we serve, with the highest concentration in Tennessee. This geographic concentration subjects our loan portfolio to the general economic conditions within the state. The risks created by this concentration have been considered by management in the determination of the appropriateness of the allowance for credit losses on loans HFI. As of March 31, 2026 and December 31, 2025, there were no concentrations of loans exceeding 10% of total loans other than our geographic exposure to Tennessee, Alabama and Georgia, as well as the categories of loans disclosed in the table above. We believe our loan portfolio is diversified relative to industry concentrations across the various loan portfolio categories. For additional details related to the concentrations within our loan portfolio, refer to the industry classification and collateral property type concentration tables detailed later in this section.

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
The table below shows concentration ratios for the Bank and Company as of March 31, 2026 and December 31, 2025.

	As a percentage (%) of Tier 1 capital plus allowance for credit losses
	FirstBank	FB Financial Corporation
March 31, 2026
Construction	63.0%	63.9%
Commercial real estate	256.4%	260.1%
December 31, 2025
Construction	64.6%	65.6%
Commercial real estate	264.5%	268.4%

Loan categories: The principal categories of our loans held for investment portfolio are discussed below:
Commercial and industrial loans.
Commercial and industrial loans are typically made to small and medium-sized manufacturing, wholesale, retail and service businesses, and farmers for working capital and operating needs and business expansions. This category also includes loans secured by manufactured housing receivables made primarily to manufactured housing communities. Commercial and industrial loans generally include lines of credit and loans with maturities of five years or less. Commercial and industrial loans are generally made with operating cash flows as the primary source of repayment, but also include collateralization by inventory, accounts receivable, equipment and personal guarantees. This loan segment also includes our farmland and agriculture loans which are underwritten with various terms and payment schedules and are generally collateralized by real estate, crop production, or other related assets.

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

1-to-4 family mortgage loans.
Our residential real estate 1-to-4 family mortgage loans are primarily made with respect to and secured by single family homes in a first lien position which are both owner-occupied and investor owned. This pool also includes 100% financed mortgages that consist of 1-to-4 family mortgages that are originated under a 100% financing program. 100% financed mortgages loans are further evaluated separately from the 1-4 family mortgage pool due to high initial loan-to-value. This pool also includes our manufactured housing loans secured by real estate collateral. Repayment of loans in this loan segment are primarily dependent upon the cash flow of the borrower and the value of the property.

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
Our commercial real estate non-owner occupied loans include loans to finance commercial real estate investment properties for various purposes including use as offices, warehouses, health care facilities, hotels, mixed-use residential/commercial, manufactured housing communities, retail centers, multifamily properties, and assisted living facilities. Commercial real estate non-owner occupied loans are typically repaid with rental income from such property or the funds received from the sale or refinancing of the property.

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

	March 31, 2026
(dollars in thousands)	Committed	Amount Outstanding	Nonperforming(1)
Commercial and industrial
Real estate rental and leasing	$517,462	$313,169	$—
Finance and insurance	496,040	307,282	—
Construction	432,662	173,702	605
Manufacturing	346,106	250,573	81
Wholesale trade	292,764	183,308	466
Information	239,412	180,533	—
Professional, scientific and technical services	214,911	118,027	106
Educational services	164,864	44,880	—
Retail trade	159,286	114,547	37
Arts, entertainment and recreation	114,898	63,887	112
Transportation and warehousing	114,351	103,712	2,015
Other services (except public administration)	109,754	76,251	233
Administrative and support and waste management and remediation services	103,847	72,683	1,649
Accommodation and food services	101,046	73,628	539
Health care and social assistance	93,094	53,935	369
Management of companies and enterprises	56,941	41,876	—
Other	147,625	67,235	433
Total	$3,705,063	$2,239,228	$6,645

Commercial real estate owner-occupied
Retail trade	$414,969	$405,902	$113
Real estate rental and leasing	283,904	268,703	2,539
Other services (except public administration)	282,473	273,797	4,024
Manufacturing	267,161	257,954	134
Health care and social assistance	233,713	227,048	—
Accommodation and food services	198,859	198,312	1,626
Construction	102,133	89,708	—
Transportation and warehousing	98,203	87,455	61
Wholesale trade	97,448	93,572	—
Professional, scientific and technical services	67,443	65,236	1,943
Arts, entertainment and recreation	66,112	64,113	—
Agriculture, forestry, fishing and hunting	45,092	39,989	841
Educational services	45,086	44,508	497
Administrative and support and waste management and remediation services	38,606	36,522	460
Finance and insurance	19,159	18,043	2,668
Management of companies and enterprises	18,948	12,398	—
Other	22,852	21,471	177
Total	$2,302,161	$2,204,731	$15,083
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

	March 31, 2026
(dollars in thousands)	Committed	Amount Outstanding	Nonperforming(1)
Commercial real estate non-owner occupied
Warehouse and industrial	$596,119	$581,202	$2,316
Retail	588,537	579,524	—
Hotel	512,088	510,027	—
Office	509,221	494,816	1,024
Assisted living and special care facilities	161,785	161,019	—
Self-storage	152,726	151,308	102
Land-manufactured housing	123,820	119,728	160
Restaurants, bars and event venues	56,655	52,180	1,008
Healthcare facility	52,957	52,921	—
Convenience store and gas station	45,303	44,539	—
Other	129,965	122,495	1,171
Total	$2,929,176	$2,869,759	$5,781

Construction
Consumer:
Construction	$267,002	$174,545	$19,376
Land	101,527	92,694	327
Commercial:
Land	261,565	220,084	1,653
Multi-family	227,591	103,877	—
Retail	106,176	65,558	—
Healthcare facility	57,019	5,342	—
Self-storage	40,722	21,231	—
Office	39,661	24,893	5,311
Hotel	38,767	18,598	—
Recreation, sports and entertainment	21,208	13,457	—
Special care facility	20,220	96	—
Car wash	17,423	7,520	—
Convenience store and gas station	13,541	5,674	—
Other	64,227	30,732	—
Residential Development:
Construction	501,252	300,742	3,305
Land	92,469	58,811	—
Lots	36,911	33,228	599
Total	$1,907,281	$1,177,082	$30,571
1) Nonperforming loans are those on which the accrual of interest has stopped, as well as loans that are contractually 90 days or more past due on which interest continues to accrue.

Loan maturity and sensitivities
The following table presents the contractual maturities of our loan portfolio as of March 31, 2026. Loans with scheduled maturities are reported in the maturity category in which the payment is due. Demand loans with no stated maturity and overdrafts are reported in the “due in 1 year or less” category. Loans that have adjustable rates are shown as amortizing to final maturity rather than when the interest rates are next subject to change. The tables do not include prepayment assumptions or scheduled repayments.

	March 31, 2026
Loan type (dollars in thousands)	Maturing in one year or less	Maturing in one to five years	Maturing in five to fifteen years	Maturing after fifteen years	Total
Commercial and industrial	$845,788	$1,161,371	$229,656	$2,413	$2,239,228
Construction	571,732	457,826	112,962	34,562	1,177,082
Residential real estate:
1-to-4 family mortgage	162,022	524,267	195,716	974,303	1,856,308
Residential line of credit	87,986	147,066	533,138	—	768,190
Multi-family mortgage	257,521	290,806	161,596	6,872	716,795
Commercial real estate:
Owner-occupied	277,453	1,232,595	447,055	247,628	2,204,731
Non-owner occupied	453,683	1,671,557	661,184	83,335	2,869,759
Consumer and other	28,230	97,911	141,713	403,868	671,722
Total ($)	$2,684,415	$5,583,399	$2,483,020	$1,752,981	$12,503,815
Total (%)	21.5%	44.6%	19.9%	14.0%	100.0%
For loans due after one year or more, the following table presents the interest rate composition for loans outstanding as of March 31, 2026.

	March 31, 2026
Loan type (dollars in thousands)	Fixed interest rate	Floating interest rate	Total
Commercial and industrial	$503,686	$889,754	$1,393,440
Construction	142,353	462,997	605,350
Residential real estate:
1-to-4 family mortgage	1,213,056	481,230	1,694,286
Residential line of credit	3,752	676,452	680,204
Multi-family mortgage	251,993	207,281	459,274
Commercial real estate:
Owner-occupied	1,160,384	766,894	1,927,278
Non-owner occupied	1,157,730	1,258,346	2,416,076
Consumer and other	571,490	72,002	643,492
Total ($)	$5,004,444	$4,814,956	$9,819,400
Total (%)	51.0%	49.0%	100.0%
The following table presents the contractual maturities of our loan portfolio segregated into fixed and floating interest rate loans as of March 31, 2026.

	March 31, 2026
Contractual maturity (dollars in thousands)	Fixed interest rate	Floating interest rate	Total
One year or less	$955,397	$1,729,018	$2,684,415
One to five years	2,851,330	2,732,069	5,583,399
Five to fifteen years	998,357	1,484,663	2,483,020
Over fifteen years	1,154,757	598,224	1,752,981
Total ($)	$5,959,841	$6,543,974	$12,503,815
Total (%)	47.7%	52.3%	100.0%

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
Nonperforming assets
Our nonperforming assets consist of nonperforming loans, other real estate owned and other repossessed non-earning assets. As of March 31, 2026 and December 31, 2025, we had $162.0 million and $158.1 million, respectively, in nonperforming assets. Nonperforming loans are those on which the accrual of interest has stopped, as well as loans that are contractually 90 or more days past due on which interest continues to accrue. Accrued interest receivable written off as an adjustment to interest income amounted to $0.2 million and $0.3 million for the three months ended March 31, 2026 and 2025, respectively. Additionally, we had net interest recoveries on nonperforming assets previously charged off of $0.2 million and $0.6 million for the three months ended March 31, 2026 and 2025, respectively.
Nonperforming loans HFI decreased by $1.0 million to $119.5 million as of March 31, 2026 compared to $120.5 million as of December 31, 2025. The decrease in nonperforming loans primarily occurred in our construction and 1-4 family mortgage portfolios partially offset by increases in our commercial real estate portfolios.
As of March 31, 2026 and December 31, 2025, we had $32.6 million and $28.1 million, respectively, of delinquent GNMA optional repurchase loans previously sold included on our consolidated balance sheets in loans held for sale. These are considered nonperforming assets as we do not earn any interest on the unexercised option to repurchase these loans. The following table provides details of our nonperforming assets, the ratio of such loans and other nonperforming assets to total assets, and certain other related information as of the dates presented:

	March 31,		December 31,
(dollars in thousands)	2026	2025	2025
Loan Type:
Commercial and industrial	$6,645	$8,755	$6,373
Construction	30,571	10,390	34,208
Residential real estate:
1-to-4 family mortgage	30,156	24,579	32,505
Residential line of credit	2,010	2,203	2,014
Multi-family mortgage	8,178	21	8,199
Commercial real estate:
Owner-occupied	15,083	8,643	10,606
Non-owner occupied	5,781	6,175	4,514
Consumer and other	21,050	16,394	22,053
Total nonperforming loans HFI	$119,474	$77,160	$120,472
Mortgage loans held for sale(1)	32,590	27,152	28,102
Other real estate owned	6,449	3,326	6,009
Other repossessed assets	3,518	2,791	3,564
Total nonperforming assets	$162,031	$110,429	$158,147
Nonperforming loans HFI as a percentage of total loans HFI	0.96%	0.79%	0.97%
Nonperforming assets as a percentage of total assets	0.98%	0.84%	0.97%
Nonaccrual loans HFI as a percentage of loans HFI	0.74%	0.50%	0.71%
(1) Represents optional right to repurchase government guaranteed GNMA mortgage loans previously sold that meet certain defined delinquency criteria.

We have evaluated our loans HFI classified as nonperforming and believe all nonperforming loans have been adequately reserved for in the allowance for credit losses on loans HFI as of March 31, 2026 and December 31, 2025. Management also continually monitors past due loans for potential credit quality deterioration. Loans not considered nonperforming include loans 30-89 days past due that continue to accrue interest amounting to $86.4 million at March 31, 2026 as compared to $66.8 million at December 31, 2025. The increase from December 31, 2025 to March 31, 2026 primarily occurred within commercial and industrial and construction portfolios partially offset by decreases multi-family and consumer and other portfolios.
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
Beginning with June 30, 2025, we began to utilize the discounted cash flow estimation technique, adjusted for current conditions and reasonable and supportable forecasts, to estimate the expected credit losses of its loan segments, except consumer and other loans, which utilized the weighted average remaining maturity loss rate technique. Prior to the changes, the Company primarily used a lifetime loss rate model to determine the allowance for credit losses. We determined that the use of the updated estimate techniques and related inputs and assumptions enhances the transparency, accuracy and relevance of information relating to the allowance for credit losses through the application of data and calculations more clearly calibrated to our historical experience, the nature of our loan portfolio and unfunded commitments, and expectations for future economic conditions and corresponding expected credit losses. Refer to Note 1, “Basis of presentation and summary of significant accounting policies” in the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2025, that was filed with the SEC on February 26, 2026 for further specific information on the changes.
The following table presents the allocation of the allowance for credit losses by loan HFI category as well as the ratio of loans by loan category compared to the total loans HFI portfolio as of the dates indicated:

	March 31,			December 31,
	2026			2025
(dollars in thousands)	Amount	ACL as a % of loans HFI category	% of loans to total loans HFI	Amount	ACL as a % of loans HFI category	% of loans to total loans HFI
Loan Type:
Commercial and industrial	$25,468	1.14%	18%	$24,130	1.11%	18%
Construction	27,523	2.34%	9%	25,633	2.16%	10%
Residential real estate:
1-to-4 family mortgage	33,181	1.79%	15%	33,218	1.81%	15%
Residential line of credit	10,537	1.37%	6%	10,589	1.43%	6%
Multi-family mortgage	10,361	1.45%	6%	12,260	1.64%	6%
Commercial real estate:
Owner-occupied	22,135	1.00%	18%	21,609	1.01%	17%
Non-owner occupied	34,989	1.22%	23%	36,235	1.25%	23%
Consumer and other	22,130	3.29%	5%	22,309	3.49%	5%
Total allowance for credit losses on loans HFI	$186,324	1.49%	100%	$185,983	1.50%	100%

The following table summarizes activity in our allowance for credit losses on loans HFI during the periods indicated:

	Three Months Ended March 31,		Year Ended December 31,
(dollars in thousands)	2026	2025	2025
Allowance for credit losses on loans HFI at beginning of period	$185,983	$151,942	$151,942
Initial allowance for credit losses on loans purchased with credit deterioration	—	—	7,518
Charge-offs:
Commercial and industrial	(2,168)	(2,901)	(3,136)
Construction	(204)	—	(399)
Residential real estate:
1-to-4 family mortgage	(405)	(3)	(1,126)
Residential line of credit	(23)	—	—
Commercial real estate:
Owner-occupied	—	(17)	(17)
Consumer and other	(1,233)	(972)	(4,196)
Total charge-offs	$(4,033)	$(3,893)	$(8,874)
Recoveries:
Commercial and industrial	$101	$42	$386
Construction	25	—	—
Residential real estate:
1-to-4 family mortgage	8	9	39
Residential line of credit	—	—	12
Commercial real estate:
Owner-occupied	13	21	42
Non-owner occupied	—	1	529
Consumer and other	405	503	1,200
Total recoveries	$552	$576	$2,208
Net charge-offs	(3,481)	(3,317)	(6,666)
Impact of change in accounting estimate for current expected credit losses(1)	—	—	(6,848)
Provision for credit losses on loans HFI(1)	3,822	1,906	40,037
Allowance for credit losses on loans HFI at the end of period	$186,324	$150,531	$185,983
Ratio of net charge-offs during the period to average loans outstanding during the period	(0.11)%	(0.14)%	(0.06)%
Allowance for credit losses on loans HFI as a percentage of loans	1.49%	1.54%	1.50%
Allowance for credit losses on loans HFI as a percentage of nonaccrual loans HFI	201.9%	308.9%	212.0%
Allowance for credit losses on loans HFI as a percentage of nonperforming loans	156.0%	195.1%	154.4%
(1) Includes the impact of changes to estimation techniques, inputs and assumptions used to estimate credit losses during the year ended December 31, 2025. See “Note 1, “Basis of presentation and summary of significant accounting policies” in our Annual Report on Form 10-K for the year ended December 31, 2025 for further discussion on the change in estimate.

The following tables details our provision for (reversal of) credit losses on loans HFI and net (charge-offs) recoveries to average loans HFI outstanding by loan category during the periods indicated:

	Provision for (reversal of) credit losses on loans HFI(1)	Net (charge-offs) recoveries	Average loans HFI	Ratio of net (charge-offs) recoveries to average loans HFI
(dollars in thousands)
Three Months Ended March 31, 2026
Commercial and industrial	$3,405	$(2,067)	$2,192,218	(0.38)%
Construction	2,069	(179)	1,178,389	(0.06)%
Residential real estate:
1-to-4 family mortgage	360	(397)	1,822,173	(0.09)%
Residential line of credit	(29)	(23)	750,840	(0.01)%
Multi-family mortgage	(1,899)	—	762,608	—%
Commercial real estate:
Owner-occupied	513	13	2,156,598	—%
Non-owner occupied	(1,246)	—	2,847,197	—%
Consumer and other	649	(828)	705,255	(0.48)%
Total	$3,822	$(3,481)	$12,415,278	(0.11)%
Three Months Ended March 31, 2025
Commercial and industrial	$1,713	$(2,859)	$1,680,148	(0.69)%
Construction	(6,046)	—	1,066,337	—%
Residential real estate:
1-to-4 family mortgage	854	6	1,625,880	—%
Residential line of credit	244	—	605,413	—%
Multi-family mortgage	904	—	632,646	—%
Commercial real estate:
Owner-occupied	77	4	1,347,025	—%
Non-owner occupied	2,787	1	2,093,165	—%
Consumer and other	1,373	(469)	570,443	(0.33)%
Total	$1,906	$(3,317)	$9,621,057	(0.14)%
Year Ended December 31, 2025
Commercial and industrial	$8,254	$(2,750)	$1,939,663	(0.14)%
Construction	(5,964)	(399)	1,123,085	(0.04)%
Residential real estate:
1-to-4 family mortgage	8,901	(1,087)	1,736,885	(0.06)%
Residential line of credit	(406)	12	662,550	—%
Multi-family mortgage	1,589	—	680,205	—%
Commercial real estate:
Owner occupied	8,076	25	1,730,888	—%
Non-owner occupied	6,757	529	2,519,175	0.02%
Consumer and other	5,982	(2,996)	623,411	(0.48)%
Total	$33,189	$(6,666)	$11,015,862	(0.06)%
(1) Includes the impact of changes to estimation techniques, inputs and assumptions used to estimate credit losses during the year ended December 31, 2025. See “Note 1, “Basis of presentation and summary of significant accounting policies” in our Annual Report on Form 10-K for the year ended December 31, 2025 for further discussion on the change in estimate.
The ACL on loans HFI was $186.3 million and $186.0 million and represented 1.49% and 1.50% of loans HFI as of March 31, 2026 and December 31, 2025, respectively. For further information related to the change in the ACL refer to “Provision for credit losses” section herein and Note 4, “Loans and allowance for credit losses on loans HFI” in the notes to our consolidated financial statements.
Our ratio of total nonperforming loans HFI as a percentage of total loans HFI decreased by 1 basis points to 0.96% as of March 31, 2026 compared to December 31, 2025 primarily due to decreases in nonperforming loans in our construction and 1-4 family mortgage portfolios partially offset by increases in commercial real estate portfolios.

For the three months ended March 31, 2026, we experienced net charge-offs of $3.5 million, or 0.11% of average loans HFI, compared to net charge-offs of $3.3 million, or 0.14% for the three months ended March 31, 2025. We also maintain an allowance for credit losses on unfunded commitments in other liabilities, which decreased to $15.4 million as of March 31, 2026 from $16.2 million as of December 31, 2025 primarily due to changes in segment‑level reserve rates and shifts in the mix of available commitments across calculation segments.
Mortgage loans held for sale consisted of $198.8 million of residential real estate mortgage loans in the process of being sold to third-party private investors or government sponsored agencies and $32.6 million of GNMA optional repurchase loans. This compares to $173.0 million of residential real estate mortgage loans in the process of being sold to third-party private investors or government sponsored agencies and $28.1 million of GNMA optional repurchase loans as of December 31, 2025.
Other earning assets
Securities purchased under agreements to resell (“reverse repurchase agreements”)
We enter into agreements with certain customers to purchase investment securities under agreements to resell at specific dates in the future. This investment deploys some of our unused liquidity position into an instrument that improves the return on those funds. Securities purchased under agreements to resell totaled $56.0 million and $45.8 million at March 31, 2026 and December 31, 2025, respectively.
Federal funds sold
Federal funds sold may fluctuate from period to period depending upon our liquidity position at the time and our strategy for deploying liquidity. Federal funds sold totaled $143.0 million and $167.5 million at March 31, 2026 and December 31, 2025, respectively.
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
The fair value of our AFS debt securities portfolio was $1.50 billion and $1.46 billion as of March 31, 2026 and December 31, 2025, respectively. Included in the fair value of AFS debt securities were net unrealized losses of $51.5 million and $47.9 million as of March 31, 2026 and December 31, 2025, respectively. Current net unrealized losses are driven by prevailing interest rate levels versus interest rate levels when many of the bonds were purchased.
During the three months ended March 31, 2026, there were no AFS debt securities sold and we purchased $101.8 million of AFS debt securities. Maturities, prepayments and calls of AFS debt securities totaled $60.1 million for the three months ended March 31, 2026.
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

The following table sets forth the fair value, scheduled maturities and weighted average yields for our AFS debt securities portfolio as of the dates indicated below:

	March 31,			December 31,
	2026			2025
(dollars in thousands)	Fair value	% of total investment securities	Weighted average yield (1)	Fair value	% of total investment securities	Weighted average yield (1)
U.S. government agency securities:
Maturing within one year	—	—%	—%	—	—%	—%
Maturing in one to five years	—	—%	—%	—	—%	—%
Maturing in five to ten years	291,393	19.4%	4.04%	284,641	19.5%	4.50%
Maturing after ten years	422,517	28.3%	4.16%	385,447	26.4%	4.65%
Total U.S. government agency securities	713,910	47.7%	4.11%	670,088	45.9%	4.59%
Mortgage-backed securities - residential and commercial:
Maturing within one year	—	—%	—%	—	—%	—%
Maturing in one to five years	3,024	0.2%	5.70%	2,192	0.2%	7.52%
Maturing in five to ten years	41,806	2.8%	4.13%	44,058	3.0%	4.06%
Maturing after ten years	564,982	37.7%	3.75%	566,748	38.8%	3.89%
Total mortgage-backed securities - residential and commercial	609,812	40.7%	3.79%	612,998	42.0%	3.89%
Municipal securities:
Maturing within one year	204	—%	2.81%	204	—%	2.81%
Maturing in one to five years	6,052	0.4%	3.85%	5,673	0.4%	3.82%
Maturing in five to ten years	43,880	2.9%	3.52%	42,493	2.9%	3.53%
Maturing after ten years	115,897	7.7%	3.05%	120,000	8.2%	3.03%
Total municipal securities	166,033	11.0%	3.12%	168,370	11.5%	3.18%
U.S. Treasury securities:
Maturing within one year	—	—%	—%	—	—%	—%
Maturing in one to five years	7,092	0.5%	3.73%	5,803	0.4%	3.71%
Maturing in five to ten years	—	—%	—%	1,322	0.1%	3.81%
Maturing after ten years	—	—%	—%	—	—%	—%
Total U.S. Treasury securities	7,092	0.5%	3.73%	7,125	0.5%	3.73%
Corporate securities:
Maturing within one year	—	—%	—%	—	—%	—%
Maturing in one to five years	1,000	0.1%	6.71%	998	0.1%	6.76%
Maturing in five to ten years	700	—%	7.25%	—	—%	—%
Maturing after ten years	—	—%	—%	—	—%	—%
Total corporate securities	1,700	0.1%	6.93%	998	0.1%	6.76%
Total AFS debt securities	$1,498,547	100.0%	3.87%	$1,459,579	100.0%	4.13%
(1)Yields on a tax-equivalent basis.

Deposits
Deposits represent the Bank’s primary source of funding. We continue to focus on growing core customer deposits through our relationship driven banking philosophy, community-focused marketing programs and our treasury management services.
Total deposits increased to $14.08 billion as of March 31, 2026 from $13.91 billion as of December 31, 2025. Noninterest‑bearing deposits rose to $2.66 billion from $2.63 billion. Interest‑bearing deposits increased to $11.41 billion from $11.28 billion.

Within interest‑bearing categories, our checking balances were $2.64 billion and $2.65 billion at March 31, 2026 and December 31, 2025, respectively. Money market and savings balances decreased by $83.3 million from December 31, 2025 due to the conclusion of a deposit campaign that ended at year end of 2025. Customer time deposits increased by $280.1 million from December 31, 2025 driven by a by a $150.0 million short-term public funds time deposit and new and existing customer growth into targeted maturity tenors. Brokered and internet time deposits declined $51.4 million to $574.2 million as of March 31, 2026 compared to December 31, 2025 as management elected to allow balances to mature without reissuance.
We also experienced a decrease in the cost of interest‑bearing deposits, reflecting a lower interest rate environment. Average deposit balances by type, together with the average rates per period are reflected in the average balance sheet amounts, interest paid, and rate analysis tables included in this management’s discussion and analysis under the subheading “Results of operations” discussion.
Our deposit base may include certain deposits from related parties as disclosed within Note 15, “Related party transactions” in the notes to our consolidated financial statements included in this Report.

The following table sets forth the distribution by type of our deposit accounts as of the dates indicated:

	March 31,			December 31,
	2026			2025
(dollars in thousands)	Amount	% of total deposits	Average rate(1)	Amount	% of total deposits	Average rate(1)
Deposit Type
Noninterest-bearing demand	$2,664,480	19%	—%	$2,634,395	19%	—%
Interest-bearing checking	2,642,713	19%	1.91%	2,651,369	19%	2.31%
Money market	5,415,835	38%	2.96%	5,541,144	40%	3.39%
Savings deposits	470,535	4%	0.59%	428,496	3%	0.22%
Customer time deposits	2,309,056	16%	3.64%	2,028,923	15%	3.71%
Brokered and internet time deposits	574,216	4%	4.03%	625,634	4%	4.25%
Total deposits	$14,076,835	100%	2.27%	$13,909,961	100%	2.49%

Customer Time Deposits(2)
0.00-1.00%	$69,557	3%		$81,752	4%
1.01-2.00%	55,822	2%		55,299	3%
2.01-3.00%	241,525	11%		225,090	11%
3.01-4.00%	1,525,496	66%		949,539	47%
4.01-5.00%	415,328	18%		716,099	35%
Above 5.00%	1,328	—%		1,144	—%
Total customer time deposits	$2,309,056	100%		$2,028,923	100%
Brokered and Internet Time Deposits(2)
0.00-1.00%	$—	—%		$—	—%
1.01-2.00%	—	—%		—	—%
2.01-3.00%	—	—%		—	—%
3.01-4.00%	541,892	94%		574,468	92%
4.01-5.00%	32,324	6%		51,166	8%
Above 5.00%	—	—%		—	—%
Total brokered and internet time deposits	$574,216	100%		$625,634	100%
Total time deposits	$2,883,272			$2,654,557
(1) Average rates presented for the three months ended March 31, 2026 and the year ended December 31, 2025, respectively. (2) Based on rates presented as of period-end.
Further details related to our deposit customer base is presented below as of the dates indicated:

	March 31,		December 31,
	2026		2025
(dollars in thousands)	Amount	% of total deposits	Amount	% of total deposits
Deposits by customer segment(1)
Consumer	$6,060,115	43%	$6,063,015	44%
Commercial	6,155,874	44%	6,162,221	44%
Public	1,860,846	13%	1,684,725	12%
Total deposits	$14,076,835	100%	$13,909,961	100%
(1) Segments are determined based on the customer account level.

The tables below set forth maturity information on time deposits as of March 31, 2026, categorized by balances less than $250 thousand and greater than $250 thousand, exceeding FDIC insurance limits:

(dollars in thousands)	Amount	Weighted average interest rate at period end
Time deposits of $250 and less
Months to maturity:
Three or less	$580,708	3.78%
Over Three to Six	597,937	3.70%
Over Six to Twelve	261,919	3.17%
Over Twelve	501,304	3.54%
Total	$1,941,868	3.61%

Time deposits of greater than $250
Months to maturity:
Three or less	$410,757	3.86%
Over Three to Six	281,600	3.74%
Over Six to Twelve	117,827	3.33%
Over Twelve	131,220	3.69%
Total	$941,404	3.74%
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
Further details related to our estimated insured or collateralized deposits and uninsured and uncollateralized deposits is presented below as of the dates indicated:

	March 31,	December 31,
	2026	2025
Estimated insured or collateralized deposits(1)	$10,017,773	$9,825,599
Estimated uninsured and uncollateralized deposits(1)	$4,059,062	$4,084,362
Estimated uninsured and uncollateralized deposits as a % of total deposits(1)	28.8%	29.4%
Estimated uninsured deposits(2)	$5,925,947	$5,777,547
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
Securities sold under agreements to repurchase and federal funds purchased
We enter into agreements with certain customers to sell certain securities under agreements to repurchase the security the following day. These agreements are made to provide customers with comprehensive treasury management products as a short-term return for their excess funds. Securities sold under agreements to repurchase totaled $10.5 million and $9.9 million at March 31, 2026 and December 31, 2025, respectively.

We also maintain lines with certain correspondent banks that provide borrowing capacity in the form of federal funds purchased. Federal funds purchased are short-term borrowings that typically mature within one to fourteen days. Borrowings against these lines, which are classified as federal funds purchased, totaled $85.0 million and $90.0 million as of March 31, 2026 and December 31, 2025, respectively.
FHLB advances
As a member of the FHLB system, we may utilize advances from the FHLB in order to provide additional liquidity and funding. Under these short-term agreements, we maintain a line of credit that as of both March 31, 2026 and December 31, 2025 had total borrowing capacity of $2.21 billion. As of March 31, 2026 and December 31, 2025, we had qualifying loans pledged as collateral securing these lines amounting to $3.81 billion and $3.82 billion, respectively. There were no FHLB advances outstanding as of March 31, 2026 or December 31, 2025.
Subordinated debt
During the year ended December 31, 2025, we redeemed $30.9 million of junior subordinated debentures and $100.0 million of ten-year fixed-to-floating rate subordinated notes at the principal amount plus accrued interest, in accordance with the terms of the notes.
On July 1, 2025, we assumed three separate fixed-to-floating rate subordinated notes in connection with our merger with Southern States with a principal balance totaling $92.5 million. As of March 31, 2026, no other subordinated debt remained outstanding apart from the debt assumed through this business combination.
Further details regarding our subordinated debt as of March 31, 2026 are provided below.

(dollars in thousands)	Year established	Maturity	Call date	Total debt outstanding	Interest rate	Coupon structure
February 2032 Subordinated Debt(1)	2022	02/07/2032	03/30/2027	$47,500	3.50%	Quarterly fixed(2)
October 2032 Subordinated Debt(1)	2022	10/26/2032	12/30/2027	40,000	7.00%	Quarterly fixed(2)
December 2031 Subordinated Debt(1)	2021	12/22/2031	12/31/2026	5,000	3.50%	Quarterly fixed(2)
Unamortized fair value marks				(8,503)
Total subordinated debt, net				$83,997
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

Other borrowings
Other borrowings include our finance lease liability totaling $1.1 million as of both March 31, 2026 and December 31, 2025. Additionally, other borrowings include optional rights to repurchase GNMA loans previously sold that meet certain defined delinquency criteria and are eligible for repurchase totaling $32.6 million and $28.1 million as of March 31, 2026 and December 31, 2025, respectively. See Note 6, “Leases” and Note 11, “Fair value of financial instruments” within the notes to our consolidated financial statements herein for additional information regarding our finance lease and optional rights to repurchase GNMA loans, respectively.
Other borrowings may periodically include borrowings from the Federal Reserve’s Discount Window or other borrowing programs available to us as an additional source of short-term liquidity. As of March 31, 2026 and December 31, 2025, there were no such other borrowings outstanding. Under our Borrower‑in‑Custody arrangement, we are permitted to pledge qualifying loans as collateral while retaining possession of the loan documentation. As of March 31, 2026 and December 31, 2025, we had pledged loan collateral totaling $2.94 billion and $2.88 billion, respectively, to the Federal Reserve under the Borrower-in-Custody program, resulting in total borrowing capacity of $2.32 billion and $2.27 billion, respectively.

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
Our investment portfolio is another alternative for meeting liquidity needs. These assets generally have readily available markets that offer conversions to cash as needed. AFS debt securities within our investment portfolio are typically used to secure government, public, trust and other deposits and as collateral for short-term borrowings, letters of credit and derivative instruments. As of March 31, 2026 and December 31, 2025, we had pledged securities with carrying values of $861.4 million and $810.6 million, respectively.
Additional sources of liquidity include federal funds purchased, repurchase agreements, FHLB borrowings, Federal Reserve Discount Window borrowings and lines of credit. Interest is charged at the prevailing market rate on federal funds purchased, reverse repurchase agreements and FHLB advances, and at the Federal Reserve’s primary credit rate for Discount Window borrowings.
Overnight advances obtained from the FHLB are used primarily to meet day to day liquidity needs, particularly when the cost of such borrowing compares favorably to the rates that we would be required to pay to attract deposits. There were no FHLB advances outstanding as of March 31, 2026 or December 31, 2025. As of both March 31, 2026 and December 31, 2025, we had the ability to borrow $2.21 billion through FHLB advances, all of which remained available.
Short‑term borrowings from the Federal Reserve’s Discount Window serve as an additional contingent source of liquidity. The Company accesses the Discount Window through its Borrower‑in‑Custody collateral arrangement, which permits the Bank to pledge qualifying loans while retaining custody of the underlying loan documentation. There were no Federal Reserve Discount Window borrowings outstanding as of March 31, 2026 or December 31, 2025. As of March 31, 2026, we had borrowing capacity of $2.32 billion under the Discount Window Borrower‑in‑Custody program, all of which remained available. As of December 31, 2025, capacity totaled $2.27 billion, all of which remained available.
We also maintained unsecured lines of credit with other commercial banks totaling $405.0 million as of both March 31, 2026 and December 31, 2025. These are unsecured, uncommitted lines of credit typically maturing at various times within the next twelve months. Borrowings against these lines, which are classified as federal funds purchased, totaled $85.0 million and $90.0 million as of March 31, 2026 and December 31, 2025, respectively. As of both March 31, 2026 and December 31, 2025, we also had $50.0 million available through the IntraFi network, which allows us to offer banking customers access to FDIC insurance protection on deposits through our Bank which exceed FDIC insurance limits.

Our current on-balance sheet liquidity and available sources of liquidity are summarized in the table below:

	March 31,	December 31,
(dollars in thousands)	2026	2025
Current on-balance sheet liquidity:
Cash and cash equivalents	$1,157,763	$1,155,895
Unpledged AFS debt securities	637,182	649,000
Equity securities, at fair value	—	155
Total on-balance sheet liquidity	$1,794,945	$1,805,050

Available sources of liquidity:
Unsecured borrowing capacity(1)	$4,021,984	$3,915,314
FHLB remaining borrowing capacity	2,213,251	2,214,796
Federal Reserve discount window	2,319,521	2,268,599
Total available sources of liquidity	$8,554,756	$8,398,709

On-balance sheet liquidity as a percentage of total assets	10.9%	11.1%
On-balance sheet liquidity and available sources of liquidity as a percentage of estimated uninsured and uncollateralized deposits(2)	255.0%	249.8%
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
The Company is a corporation separate and apart from the Bank and, therefore, it must provide for its own liquidity. The Company’s main source of funding is dividends declared and paid by the Bank to the Company. Statutory and regulatory limitations exist that affect the ability of the Bank to pay dividends to the Company. Management believes that these limitations will not impact the Company’s ability to meet its ongoing short-term cash obligations. For additional information regarding dividend restrictions, see the “Item 1. Business - Supervision and regulation,” “Item 1A. Risk Factors - Risks related to our business” and “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Dividends,” each of which is set forth in our Annual Report on Form 10-K for the year ended December 31, 2025.
Due to state banking laws and the Federal Reserve's Regulation H, the Bank may not declare dividends in any calendar year in an amount exceeding the total of its net income for that year combined with its retained net income of the preceding two years, without the prior approval of the TDFI and/or Federal Reserve. In addition, dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements. Dividends paid by the Bank to the holding company were made in accordance with applicable state banking laws and the Federal Reserve’s Regulation H. During the three months ended March 31, 2026 and 2025, the Board approved cash dividends totaling $35.8 million and $9.8 million, respectively, for payment from the Bank to the holding company. Subsequent to March 31, 2026, the Board approved an additional dividend of $35.6 million to be paid during the second quarter of 2026.
During the three months ended March 31, 2026, the Company declared shareholder dividends of $0.21 per share, or $11.1 million. During the three months ended March 31, 2025, the Company declared shareholder dividends of $0.19 per share, or $9.0 million. Subsequent to three months ended March 31, 2026, the Company declared a quarterly dividend in the amount of $0.21 per share, payable on May 26, 2026, to stockholders of record as of May 12, 2026.
Our total shareholders’ equity was $1.97 billion and $1.95 billion as of March 31, 2026 and December 31, 2025, respectively. The increase in shareholders’ equity was primarily attributable to net income of $57.5 million. This increase was partially offset by dividends declared of $11.1 million and stock repurchases of $21.8 million. Book value per common share was $38.39 as of March 31, 2026 and $37.64 as of December 31, 2025.

Our capital management consists of providing adequate equity to support our current and future operations. We are subject to various regulatory capital requirements administered by state and federal banking agencies, including the TDFI, Federal Reserve and the FDIC. Failure to meet minimum capital requirements may prompt certain actions by regulators that, if undertaken, could have a direct material adverse effect on our financial condition and results of operations. The Federal Reserve and the FDIC have issued guidelines governing the levels of capital that banks must maintain. As of March 31, 2026 and December 31, 2025, we met all capital adequacy requirements for which we were subject. See additional discussion regarding our capital adequacy and ratios within Note 13, “Minimum capital requirements” in the notes to our consolidated financial statements contained herein.

March 31, 2026	FB Financial Corporation	FirstBank	To be Well-Capitalized(1)
Total risk-based capital ratio	13.4%	13.1%	10.0%
Tier 1 risk-based capital ratio	11.5%	11.8%	8.0%
Common equity tier 1 ratio	11.5%	11.8%	6.5%
Tier 1 leverage ratio	10.4%	10.6%	5.0%
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

The following analysis depicts the estimated impact on net interest income and EVE of immediate changes in interest rates at the specified levels for the periods presented:

	Percentage change in:
	Net interest income (1)
Change in interest rates	March 31,	December 31,
(in basis points)	2026	2025
+400	12.1%	11.7%
+300	9.80%	9.50%
+200	6.76%	6.57%
+100	3.49%	3.40%
-100	(3.60)%	(3.48)%
-200	(6.76)%	(6.63)%
-300	(9.42)%	(8.90)%

	Percentage change in:
	Economic value of equity (2)
Change in interest rates	March 31,	December 31,
(in basis points)	2026	2025
+400	(15.8)%	(14.8)%
+300	(11.7)%	(11.2)%
+200	(7.10)%	(6.84)%
+100	(3.12)%	(3.03)%
-100	2.07%	2.13%
-200	3.10%	3.27%
-300	3.06%	3.35%
(1)The percentage change represents the projected net interest income for 12 months on a static balance sheet in a stable interest rate environment compared to the projected net interest income in the various rate scenarios.
(2)The percentage change in this column represents our EVE in a stable interest rate environment compared to EVE in the various rate scenarios.
The results for the net interest income simulations as of March 31, 2026 and December 31, 2025 resulted in an asset sensitive position. The primary influence of our asset sensitivity is the floating rate structure in many of our loans held for investment as well as the composition of our liabilities which is primarily customer deposits. Our floating-rate loan portfolio is indexed to market rates and the timing and magnitude of loan and deposit repricing varies in proportion to market rate fluctuations. We actively monitor and perform stress tests on our deposit betas as part of our overall management of interest rate risk. This requires the use of various assumptions based on historical relationships of these variables in reaching any conclusion. Since these correlations are based on competitive pricing in the market, we anticipate that our future results will likely be different from the scenario results presented above and such differences could be material.
The preceding measures assume no change in the size or asset/liability compositions of the balance sheet. Thus, the measures do not reflect any actions the ALCO may undertake in response to such changes in interest rates. The scenarios assume instantaneous movements in interest rates in increments up to 400 basis points and down to 300 basis points. As interest rates are adjusted over a period of time, it is our strategy to proactively change the volume and mix of our balance sheet in order to mitigate our interest rate risk. The computation of the prospective effects of hypothetical interest rate changes requires numerous assumptions regarding characteristics of new business and the behavior of existing positions. These business assumptions are based upon our experience, business plans and published industry experience. Key assumptions employed in the model include asset prepayment speeds, competitive factors, the relative price sensitivity of certain assets and liabilities and the expected life of non-maturity deposits. Because these assumptions are inherently uncertain, actual results may differ from simulated results.
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
There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
ITEM 1A—RISK FACTORS
There have been no material changes to the risk factors set forth in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2025.
ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about repurchases of common stock by the Company during the quarter ended March 31, 2026:

Period	(a) Total number of shares purchased	(b) Average price paid per share(1)	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs(1)
January 1 - January 31	—	$—	—	$62,092,601
February 1 - February 28	—	—	—	62,092,601
March 1 - March 31	426,983	51.14	426,983	40,256,690
Total	426,983	$51.14	426,983	$40,256,690
(1) Amounts are inclusive of commissions, fees and excise tax related to the stock repurchases.
On September 15, 2025, the Company announced that its board of directors authorized a repurchase program pursuant to which the Company may purchase up to $150 million in shares of the Company’s issued and outstanding common stock (the “2025 Repurchase Plan”). The 2025 Repurchase Plan was set to expire on January 31, 2027 and was designed to comply with Rule 10b-18 promulgated under the Exchange Act.
Subsequent to March 31, 2026, the Company announced that its board of directors approved a new stock repurchase program pursuant to which the Company may purchase up to $175 million in shares of the Company’s issued and outstanding common stock. The current repurchase plan replaces the 2025 Repurchase Plan and will terminate either on the date on which the maximum dollar amount is repurchased under the new repurchase plan or on June 30, 2027, whichever date occurs earlier. The new repurchase plan will be conducted pursuant to a written plan and is intended to comply with Rule 10b-18 promulgated under the Exchange Act.
ITEM 5 — OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the quarter ended March 31, 2026, none of the Company’s directors or executive officers adopted, modified, or terminated any contract, instruction, or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

10.1	Form of Restricted Stock Unit Award Certificate (2026) pursuant to the FB Financial Corporation 2016 Incentive Plan *†
10.2	Form of Performance-Based Restricted Stock Unit Award Certificate (2026) pursuant to the FB Financial Corporation 2016 Incentive Plan *†
31.1	Rule 13a-14(a) Certification of Chief Executive Officer*
31.2	Rule 13a-14(a) Certification of Chief Financial Officer*
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer**
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Filed herewith.
**	Furnished herewith.
†	Represents a management contract or a compensatory plan or arrangement.

Signatures

Pursuant to the requirements of the section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

FB Financial Corporation

/s/ Michael M. Mettee
May 4, 2026	Michael M. Mettee Chief Financial Officer & Chief Operating Officer (Principal Financial Officer)

/s/ Lynn J. Joyce
May 4, 2026	Lynn J. Joyce Chief Accounting Officer (Principal Accounting Officer)