Form 10-Q
period 2026-06-30
FB Financial Corp
filed 2026-08-03
CIK 1649749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________
FORM 10-Q
______________________________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
OR
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of registrant’s Common Stock outstanding as of July 31, 2026 was 49,978,138.

GLOSSARY OF ABBREVIATIONS AND ACRONYMS
As used in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 (this “Report”), references to “we,” “our,” “us,” “FB Financial,” or “the Company” refer to FB Financial Corporation, a Tennessee corporation, and our wholly-owned banking subsidiary, FirstBank, a Tennessee state-chartered bank, unless otherwise indicated or the context otherwise requires. References to “Bank” or “FirstBank” refer to FirstBank, our wholly-owned banking subsidiary.
The acronyms and abbreviations identified below are used in the Notes to the consolidated financial statements as well as in the Management’s discussion and analysis of financial condition and results of operations. You may find it helpful to refer to this page as you read this Report.

ACL	Allowance for credit losses	GAAP	U.S. generally accepted accounting principles
AFS	Available-for-sale	GNMA	Government National Mortgage Association
ALCO	Asset Liability Management Committee	HFI	Held for investment
ASC	Accounting Standards Codification	NIM	Net interest margin
ASU	Accounting Standards Update	OREO	Other real estate owned
Bank	FirstBank, subsidiary bank	PCD	Purchased credit-deteriorated
BOLI	Bank-owned life insurance	PSU	Performance-based restricted stock units
CECL	Current expected credit losses	Report	Form 10-Q for the quarterly period ended June 30, 2026
Company	FB Financial Corporation	ROAA	Return on average assets
CPR	Conditional prepayment rate	ROAE	Return on average common equity
ESPP	Employee Stock Purchase Plan	ROATCE	Return on average tangible common equity
EVE	Economic value of equity	RSU	Restricted stock units
FASB	Financial Accounting Standards Board	SEC	U.S. Securities and Exchange Commission
FDIC	Federal Deposit Insurance Corporation	SOFR	Secured overnight financing rate
FDM	Financial difficulty modification	Southern States	Southern States Bancshares, Inc.
Federal Reserve	Board of Governors of the Federal Reserve System	TDFI	Tennessee Department of Financial Institutions
FHLB	Federal Home Loan Bank

PART I - FINANCIAL INFORMATION
ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS
FB Financial Corporation and subsidiaries
Consolidated balance sheets
(Amounts are in thousands except share and per share amounts)

	June 30,	December 31,
	2026 (Unaudited)	2025
ASSETS
Cash and due from banks	$147,034	$196,213
Federal funds sold and reverse repurchase agreements	228,861	213,391
Interest-bearing deposits in financial institutions	736,462	746,291
Cash and cash equivalents	1,112,357	1,155,895
Investments:
Available-for-sale debt securities, at fair value	1,521,093	1,459,579
Equity securities, at fair value	6,000	155
Restricted equity securities, at cost	87,572	79,046
Loans held for sale (includes $165,511 and $172,974 at fair value, respectively)	198,089	201,076
Loans held for investment	12,865,510	12,383,626
Less: allowance for credit losses on loans HFI	194,010	185,983
Net loans held for investment	12,671,500	12,197,643
Premises and equipment, net	180,058	182,370
Operating lease right-of-use assets	47,535	49,249
Interest receivable	58,792	58,565
Mortgage servicing rights, at fair value	145,374	148,795
Bank-owned life insurance	111,184	111,865
Other real estate owned, net	5,544	6,009
Goodwill	350,353	350,353
Core deposit and other intangibles, net	27,611	31,284
Other assets	273,039	268,408
Total assets	$16,796,101	$16,300,292
LIABILITIES
Deposits
Noninterest-bearing	$2,775,208	$2,634,395
Interest-bearing checking	2,479,291	2,651,369
Money market and savings	5,786,480	5,969,640
Customer time deposits	2,620,285	2,028,923
Brokered and internet time deposits	685,902	625,634
Total deposits	14,347,166	13,909,961
Borrowings	314,513	212,764
Operating lease liabilities	57,940	60,556
Accrued expenses and other liabilities	139,858	168,753
Total liabilities	14,859,477	14,352,034
SHAREHOLDERS’ EQUITY

Common stock, $1 par value per share; 75,000,000 shares authorized; 49,976,755 and 51,752,401 shares issued and outstanding, respectively	49,977	51,752
Additional paid-in capital	981,194	1,082,344
Retained earnings	940,824	846,620
Accumulated other comprehensive loss, net	(35,464)	(32,551)
Total FB Financial Corporation common shareholders’ equity	1,936,531	1,948,165
Noncontrolling interest	93	93
Total equity	1,936,624	1,948,258
Total liabilities and shareholders’ equity	$16,796,101	$16,300,292
See the accompanying notes to the consolidated financial statements.

FB Financial Corporation and subsidiaries
Consolidated statements of income
(Amounts are in thousands, except per share amounts)
(Unaudited)
5

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest income:
Interest and fees on loans	$206,434	$159,697	$407,691	$312,882
Interest on investment securities
Taxable	13,804	14,661	27,379	29,132
Tax-exempt	1,066	1,036	2,120	2,069
Other	8,134	6,690	17,598	17,707
Total interest income	229,438	182,084	454,788	361,790

Interest expense:
Deposits	78,768	68,568	156,646	138,817
Borrowings	1,698	2,101	3,205	3,917
Total interest expense	80,466	70,669	159,851	142,734
Net interest income	148,972	111,415	294,937	219,056
Provision for (reversal of) credit losses on loans HFI	9,655	(1,102)	13,477	804
Provision for (reversal of) credit losses on unfunded commitments	461	6,439	(337)	6,825
Net interest income after provision for credit losses	138,856	106,078	281,797	211,427

Noninterest income (loss):
Mortgage banking income	11,170	13,029	23,423	25,455
Investment services and trust income	4,517	3,922	8,865	7,633
Service charges on deposit accounts	4,468	3,392	8,844	6,871
ATM and interchange fees	3,274	2,878	6,251	5,555
(Loss) gain from investment securities, net	—	(60,549)	1	(60,533)
(Loss) gain on sales or write-downs of premises and equipment, other real estate owned and other assets, net	(377)	236	(697)	(389)
Other income	2,728	2,540	5,468	3,888
Total noninterest income (loss)	25,780	(34,552)	52,155	(11,520)

Noninterest expenses:
Salaries, commissions and employee benefits	53,332	46,631	110,680	94,982
Occupancy and equipment expense	7,617	6,710	15,093	13,307
Advertising	2,556	2,178	4,704	4,665
Data processing	2,352	2,161	4,806	4,474
Legal and professional fees	1,882	2,426	3,862	4,418
Amortization of core deposit and other intangibles	1,804	631	3,673	1,287
Merger and integration costs	—	2,734	1,447	3,135
Other expense	21,937	17,790	42,379	34,542
Total noninterest expense	91,480	81,261	186,644	160,810
Income (loss) before income taxes	73,156	(9,735)	147,308	39,097
Income tax expense (benefit)	14,499	(12,652)	31,125	(3,181)
Net income applicable to FB Financial Corporation and noncontrolling interest	58,657	2,917	116,183	42,278
Net income applicable to noncontrolling interest	8	8	8	8
Net income applicable to FB Financial Corporation	$58,649	$2,909	$116,175	$42,270

Earnings per common share:
Basic	$1.14	$0.06	$2.25	$0.91
Diluted	1.13	0.06	2.24	0.91
See the accompanying notes to the consolidated financial statements.

FB Financial Corporation and subsidiaries
Consolidated statements of comprehensive income
(Amounts are in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income applicable to FB Financial Corporation and noncontrolling interest	$58,657	$2,917	$116,183	$42,278
Other comprehensive (loss) income, net of tax:
Net unrealized (loss) gain in available-for-sale securities, net of tax (benefit) expense of $(128), $1,190, $(1,028) and $4,679	(205)	3,172	(2,913)	12,915
Reclassification adjustment for loss on securities included in net income, net of tax benefit of $ —, $15,779, $ — and $15,775	—	44,770	—	44,758
Total other comprehensive (loss) income, net of tax	(205)	47,942	(2,913)	57,673
Comprehensive income applicable to FB Financial Corporation and noncontrolling interest	58,452	50,859	113,270	99,951
Comprehensive income applicable to noncontrolling interest	8	8	8	8
Comprehensive income applicable to FB Financial Corporation	$58,444	$50,851	$113,262	$99,943
See the accompanying notes to the consolidated financial statements.

FB Financial Corporation and subsidiaries
Consolidated statements of changes in shareholders’ equity
(Amounts are in thousands except per share amounts)
(Unaudited)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss, net	Total common shareholders’ equity	Noncontrolling interest	Total shareholders’ equity
Balance at March 31, 2025:	$46,515	$854,715	$792,685	$(91,953)	$1,601,962	$93	$1,602,055
Net income attributable to FB Financial Corporation and noncontrolling interest	—	—	2,909	—	2,909	8	2,917
Other comprehensive income, net of taxes	—	—	—	47,942	47,942	—	47,942
Repurchase of common stock	(811)	(33,443)	—	—	(34,254)	—	(34,254)
Stock-based compensation expense	3	2,979	—	—	2,982	—	2,982
Restricted stock units vested, net of taxes	101	(1,703)	—	—	(1,602)	—	(1,602)
Dividends declared ($0.19 per share)	—	—	(8,809)	—	(8,809)	—	(8,809)
Noncontrolling interest distribution	—	—	—	—	—	(8)	(8)
Balance at June 30, 2025:	$45,808	$822,548	$786,785	$(44,011)	$1,611,130	$93	$1,611,223

Balance at March 31, 2026:	$51,418	$1,064,619	$893,095	$(35,259)	$1,973,873	$93	$1,973,966
Net income attributable to FB Financial Corporation and noncontrolling interest	—	—	58,649	—	58,649	8	58,657
Other comprehensive loss, net of taxes	—	—	—	(205)	(205)	—	(205)
Repurchase of common stock	(1,547)	(82,655)	—	—	(84,202)	—	(84,202)
Stock-based compensation expense	3	1,273	—	—	1,276	—	1,276
Restricted stock units vested, net of taxes	103	(2,043)	—	—	(1,940)	—	(1,940)
Dividends declared ($0.21 per share)	—	—	(10,920)	—	(10,920)	—	(10,920)
Noncontrolling interest distribution	—	—	—	—	—	(8)	(8)
Balance at June 30, 2026:	$49,977	$981,194	$940,824	$(35,464)	$1,936,531	$93	$1,936,624
See the accompanying notes to the consolidated financial statements.

FB Financial Corporation and subsidiaries
Consolidated statements of changes in shareholders’ equity
(Amounts are in thousands except per share amounts)
(Unaudited)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss) income, net	Total common shareholders’ equity	Noncontrolling interest	Total shareholders’ equity
Balance at December 31, 2024:	$46,663	$860,266	$762,293	$(101,684)	$1,567,538	$93	$1,567,631
Net income attributable to FB Financial Corporation and noncontrolling interest	—	—	42,270	—	42,270	8	42,278
Other comprehensive income, net of taxes	—	—	—	57,673	57,673	—	57,673
Repurchase of common stock	(1,020)	(43,126)	—	—	(44,146)	—	(44,146)
Stock-based compensation expense	4	7,809	—	—	7,813	—	7,813
Restricted stock units vested, net of taxes	120	(2,163)	—	—	(2,043)	—	(2,043)
Performance-based restricted stock units vested, net of taxes	33	(654)	—	—	(621)	—	(621)
Shares issued under employee stock purchase program	8	416	—	—	424	—	424
Dividends declared ($0.38 per share)	—	—	(17,778)	—	(17,778)	—	(17,778)
Noncontrolling interest distribution	—	—	—	—	—	(8)	(8)
Balance at June 30, 2025:	$45,808	$822,548	$786,785	$(44,011)	$1,611,130	$93	$1,611,223

Balance at December 31, 2025:	$51,752	$1,082,344	$846,620	$(32,551)	$1,948,165	$93	$1,948,258
Net income attributable to FB Financial Corporation and noncontrolling interest	—	—	116,175	—	116,175	8	116,183
Other comprehensive loss, net of taxes	—	—	—	(2,913)	(2,913)	—	(2,913)
Repurchase of common stock	(1,974)	(104,063)	—	—	(106,037)	—	(106,037)
Stock-based compensation expense	4	6,633	—	—	6,637	—	6,637
Restricted stock units vested, net of taxes	111	(2,235)	—	—	(2,124)	—	(2,124)
Performance-based restricted stock units vested, net of taxes	75	(1,985)	—	—	(1,910)	—	(1,910)
Shares issued under employee stock purchase program	9	500	—	—	509	—	509
Dividends declared ($0.42 per share)	—	—	(21,971)	—	(21,971)	—	(21,971)
Noncontrolling interest distribution	—	—	—	—	—	(8)	(8)
Balance at June 30, 2026:	$49,977	$981,194	$940,824	$(35,464)	$1,936,531	$93	$1,936,624
See the accompanying notes to the consolidated financial statements.

FB Financial Corporation and subsidiaries
Consolidated statements of cash flows
(Amounts are in thousands)
(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income applicable to FB Financial Corporation and noncontrolling interest	$116,183	$42,278
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed assets and software	6,222	5,635
Amortization of core deposit and other intangibles	3,673	1,287
Amortization of subordinated debt issuance costs and fair value premium, net	658	194
Capitalization of mortgage servicing rights	(2,553)	(1,649)
Net change in fair value of mortgage servicing rights	5,974	10,223
Stock-based compensation expense	6,637	7,813
Provision for credit losses on loans HFI	13,477	804
(Reversal of) provision for credit losses on unfunded commitments	(337)	6,825
Provision for mortgage loan repurchases	221	95
(Accretion) amortization of discounts and premiums on acquired loans, net	(11,346)	60
Accretion of premiums and discounts on securities, net	(1,741)	(1,235)
(Gain) loss from investment securities, net	(1)	60,533
Originations of loans held for sale	(672,302)	(642,515)
Proceeds from sale of loans held for sale	694,642	632,634
Gain on sale and change in fair value of loans held for sale	(17,914)	(18,742)
Net loss on write-downs of premises and equipment, other real estate owned and other assets	697	389
Provision for deferred income taxes	2,273	1,332
Equity method investment loss	1,096	1,175
Earnings on bank-owned life insurance	(2,156)	(872)
Changes in:
Operating lease assets and liabilities, net	(902)	(536)
Other assets and interest receivable	(7,548)	(16,584)
Accrued expenses and other liabilities	(28,445)	(33,820)
Net cash provided by operating activities	106,508	55,324
Cash flows from investing activities:
Activity in available-for-sale securities:
Sales	—	266,454
Maturities, prepayments and calls	132,824	134,661
Purchases	(196,538)	(181,843)
Purchases of equity securities	(6,000)	—
Proceeds from sales of equity securities	156	—
Net change in loans	(478,916)	(279,745)
Net purchases of FHLB stock	(8,251)	(877)
Purchases of Federal Reserve stock	(275)	—
Purchases of premises and equipment	(3,401)	(5,069)
Proceeds from the sale of premises and equipment	—	1,850
Proceeds from the sale of other real estate owned	4,120	4,412
Proceeds from the sale of other assets	1,232	665
Proceeds from bank-owned life insurance	2,837	690
Net cash used in investing activities	(552,212)	(58,802)

FB Financial Corporation and subsidiaries
Consolidated statements of cash flows (continued)
(Amounts are in thousands)
(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from financing activities:
Net increase in deposits	$437,205	$193,036
Net decrease in securities sold under agreements to repurchase and federal funds purchased	(28,335)	(2,068)
Net increase in short-term FHLB advances	125,000	—
Stock-based compensation withholding payments	(4,034)	(2,664)
Net proceeds from sale of common stock under employee stock purchase program	509	424
Repurchase of common stock	(106,037)	(44,146)
Dividends paid on common stock	(21,687)	(17,568)
Dividend equivalent payments made upon vesting of equity compensation	(447)	(287)
Noncontrolling interest distribution	(8)	(8)
Net cash provided by financing activities	402,166	126,719
Net change in cash and cash equivalents	(43,538)	123,241
Cash and cash equivalents at beginning of the period	1,155,895	1,042,488
Cash and cash equivalents at end of the period	$1,112,357	$1,165,729

Supplemental cash flow information:
Interest paid	$160,612	$145,025
Taxes paid, net of refunds	26,793	11,659
Supplemental noncash disclosures:
Transfers from loans HFI to other real estate owned	$3,592	$3,297
Transfers from loans HFI to other assets	3,219	2,927
Transfers from loans HFI to loans held for sale	—	3,962
Transfers from loans held for sale to loans HFI	3,037	4,753
Loans HFI provided for sales of other assets	846	1,444
Increase (decrease) in rebooked GNMA loans under optional repurchase program	4,476	(10,380)
Dividends declared not paid on restricted stock units and performance stock units	284	210
Right-of-use assets obtained in exchange for operating lease liabilities	1,082	2,119
See the accompanying notes to the consolidated financial statements.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
(Unaudited)

Note (1)—Basis of presentation
Overview and presentation
FB Financial Corporation is a financial holding company headquartered in Nashville, Tennessee. The Company operates primarily through its wholly-owned subsidiary bank, FirstBank and its subsidiaries. As of June 30, 2026, the Bank had 90 full-service branches throughout Tennessee, Alabama, Kentucky and Georgia, and provided commercial and consumer banking services to the Asheville, North Carolina market.
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

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
(Unaudited)
The following is a summary of the basic and diluted earnings per common share calculations for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Basic earnings per common share:
Earnings available to common shareholders	$58,649	$2,909	$116,175	$42,270
Weighted average basic shares outstanding	51,358,070	45,946,428	51,540,252	46,308,551
Basic earnings per common share	$1.14	$0.06	$2.25	$0.91
Diluted earnings per common share:
Earnings available to common shareholders	$58,649	$2,909	$116,175	$42,270
Weighted average basic shares outstanding	51,358,070	45,946,428	51,540,252	46,308,551
Weighted average diluted shares contingently issuable(1)	335,618	232,662	391,167	262,297
Weighted average diluted shares outstanding	51,693,688	46,179,090	51,931,419	46,570,848
Diluted earnings per common share	$1.13	$0.06	$2.24	$0.91
(1) Excludes 121,221 restricted stock units outstanding considered to be antidilutive for the three months ended June 30, 2026 and 176,589 restricted stock units outstanding considered to be antidilutive for the three months ended June 30, 2025. There were no such restricted units outstanding for the six months ended June 30, 2026 or 2025.

Recently adopted accounting standards:
The Company did not adopt any new accounting standards that were not disclosed in the Company's 2025 audited consolidated financial statements included on Form 10-K.
Newly issued not yet effective accounting standards:
In November 2024, the FASB issued ASU 2024-03, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” This update is intended to provide investors more detailed disclosures around specific types of expenses. This ASU requires certain details for expenses presented on the face of the consolidated statements of income as well as selling expenses to be presented in the notes to the consolidated financial statements. This update is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The disclosure updates are required to be applied prospectively with the option for retrospective application. The Company is evaluating the impact this will have on the Company’s consolidated financial statements and related disclosures.
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

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
(Unaudited)
Subsequent events
The Company has evaluated, for consideration of recognition or disclosure, subsequent events that occurred through the date of issuance of these financial statements. The Company has determined that there were no subsequent events that occurred after June 30, 2026, but prior to the issuance of these financial statements, that would have a material impact on the Company’s consolidated financial statements.
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
The Company incurred $1,447 in merger expenses during the six months ended June 30, 2026 and $2,734 and $3,135 during the three and six months ended June 30, 2025, respectively, in connection with this transaction. No such expenses were incurred during the three months ended June 30, 2026. These expenses are primarily comprised of legal and professional fees, severance and other employee-related costs, and costs associated with branch consolidation, conversion and integration activities. Additional merger-related and integration costs will be expensed in future periods as incurred.
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
Loans recognized through acquisition that have not experienced more-than-insignificant credit deterioration since origination (non-PCD loans) are initially recognized at the purchase price. Expected credit losses are measured under CECL through the provision for credit losses. The Company recorded provisions for credit losses in the amounts of $25,123 as of July 1, 2025 in the statement of income related to estimated credit losses on non-PCD loans from Southern States. Additionally, the Company estimates expected credit losses for off-balance sheet loan commitments that are not accounted for as derivatives. The Company recorded an increase in provision for credit losses on unfunded commitments of $3,243 as of July 1, 2025 related to the Southern States merger.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
(Unaudited)
Pro forma financial information (unaudited)
The results of operations of Southern States have been included in the Company’s consolidated financial statements prospectively beginning on July 1, 2025. The Company has determined it is impractical to disclose stand-alone revenues and earnings for legacy Southern States subsequent to the merger date, due to the merging of certain processes and converting of operational systems during the third quarter of 2025. The following unaudited pro forma condensed consolidated financial information presents the results of operations for the three and six months ended June 30, 2025, as though the Southern States merger had been completed as of January 1, 2024. The unaudited pro forma information combines the historical results of Southern States with the Company’s previously reported financial results, applies the impact of purchase accounting adjustments from the merger, as well as subsequent recognition of those purchase accounting adjustments, such as accretion from purchased loans, amortization from purchased deposits and debt and amortization of certain acquired intangible assets as if the merger was completed as of January 1, 2024, and excludes $28,366 of initial provision expense for credit losses on acquired loans and unfunded commitments from the third quarter of 2025 and instead includes such expenses in the first quarter of 2024. Merger expenses are reflected in the period in which they were incurred. The pro forma information presented below is hypothetical and is not intended to be indicative of the results of operations that would have occurred had the transaction been effective as of the assumed date. Additionally, these results do not include any effect of cost-saving or revenue-enhancing strategies.

	Three Months Ended June 30,	Six Months Ended June 30,
	2025	2025
Net interest income	$140,844	$276,716
Total revenues	96,000	256,557
Net (loss) income applicable to FB Financial Corporation	(2,503)	48,681

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
(Unaudited)
Note (3)—Investment securities
The following tables summarize the amortized cost, allowance for credit losses and fair value of the AFS debt securities and the corresponding amounts of unrealized gains and losses recognized in accumulated other comprehensive loss, net at June 30, 2026 and December 31, 2025:

	June 30, 2026
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses on investments	Fair Value
Investment Securities
AFS debt securities
U.S. government agency securities	$751,820	$29	$(3,072)	$—	$748,777
Mortgage-backed securities - residential	605,343	1,109	(33,273)	—	573,179
Mortgage-backed securities - commercial	20,810	30	(635)	—	20,205
Municipal securities	186,105	365	(16,297)	—	170,173
U.S. Treasury securities	7,143	—	(77)	—	7,066
Corporate securities	1,700	—	(7)	—	1,693
Total	$1,572,921	$1,533	$(53,361)	$—	$1,521,093

	December 31, 2025
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses on investments	Fair Value
Investment Securities
AFS debt securities
U.S. government agency securities	$672,110	$163	$(2,185)	$—	$670,088
Mortgage-backed securities - residential	631,104	897	(29,681)	—	602,320
Mortgage-backed securities - commercial	11,164	—	(486)	—	10,678
Municipal securities	185,000	683	(17,313)	—	168,370
U.S. Treasury securities	7,088	37	—	—	7,125
Corporate securities	1,000	—	(2)	—	998
Total	$1,507,466	$1,780	$(49,667)	$—	$1,459,579
The components of amortized cost for AFS debt securities on the consolidated balance sheets exclude accrued interest receivable as the Company has elected to present accrued interest receivable separately on the consolidated balance sheets. As of June 30, 2026 and December 31, 2025, total accrued interest receivable on AFS debt securities was $5,100 and $5,101, respectively.
AFS debt securities pledged at June 30, 2026 and December 31, 2025 had carrying amounts of $829,803 and $810,579, respectively, and were pledged to secure public deposits and repurchase agreements.
Within AFS debt securities, there were no aggregate holdings of any single issuer, other than U.S. Government sponsored enterprises, in an amount greater than 10% of shareholders’ equity during any period presented.
AFS debt securities transactions are recorded as of the trade date. At both June 30, 2026 and December 31, 2025, there were no trade date receivables nor payables that related to sales or purchases settled after period end.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
(Unaudited)
The following tables show gross unrealized losses on AFS debt securities for which an allowance for credit losses has not been recorded at June 30, 2026 and December 31, 2025, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	June 30, 2026
	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
U.S. government agency securities	$482,620	$(1,211)	$256,131	$(1,861)	$738,751	$(3,072)
Mortgage-backed securities - residential	197,976	(3,601)	152,501	(29,672)	350,477	(33,273)
Mortgage-backed securities - commercial	6,327	(109)	8,647	(526)	14,974	(635)
Municipal securities	20,238	(118)	123,664	(16,179)	143,902	(16,297)
U.S. Treasury securities	7,066	(77)	—	—	7,066	(77)
Corporate securities	993	(7)	—	—	993	(7)
Total	$715,220	$(5,123)	$540,943	$(48,238)	$1,256,163	$(53,361)

	December 31, 2025
	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
U.S. government agency securities	$274,195	$(500)	$275,887	$(1,685)	$550,082	$(2,185)
Mortgage-backed securities - residential	97,187	(567)	207,127	(29,114)	304,314	(29,681)
Mortgage-backed securities - commercial	1,898	(9)	8,780	(477)	10,678	(486)
Municipal securities	4,012	(2)	133,213	(17,311)	137,225	(17,313)
Corporate securities	—	—	998	(2)	998	(2)
Total	$377,292	$(1,078)	$626,005	$(48,589)	$1,003,297	$(49,667)
As of June 30, 2026 and December 31, 2025, the Company’s AFS debt securities portfolio consisted of 344 and 324 individual securities, 240 and 209 of which were in an unrealized loss position, respectively.
The Company has historically not recorded any credit losses in AFS debt securities as the majority of the investment portfolio was either government guaranteed, an issuance of a government sponsored entity or highly rated by major credit rating agencies. Municipal debt securities with market values below amortized cost at June 30, 2026 and December 31, 2025 were reviewed for material credit events and/or rating downgrades with individual credit reviews performed. The issuers of these municipal debt securities continue to make timely principal and interest payments under the contractual terms of the securities and the issuers will continue to be observed as a part of the Company’s ongoing credit monitoring. As such, as of June 30, 2026 and December 31, 2025, it was determined that all AFS debt securities that experienced a decline in fair value below amortized cost basis were due to noncredit-related factors. Further, it is not likely that the Company will be required to sell these securities before recovery of their amortized cost basis. Therefore, no allowance for credit losses was recognized on AFS debt securities as of June 30, 2026 or December 31, 2025. Periodically, AFS debt securities may be sold, or the composition of the portfolio realigned to improve yields, quality or marketability, or to implement changes in investment or asset/liability strategy, including maintaining collateral requirements and raising funds for liquidity purposes or preparing for anticipated changes in market interest rates.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
(Unaudited)
The amortized cost and fair value of AFS debt securities by contractual maturity as of June 30, 2026 and December 31, 2025 are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30,		December 31,
	2026		2025
	Available-for-sale		Available-for-sale
	Amortized cost	Fair Value	Amortized cost	Fair Value
Due in one year or less	$1,949	$1,952	$205	$204
Due in one to five years	14,222	14,116	12,467	12,474
Due in five to ten years	378,516	374,906	330,850	328,456
Due in over ten years	552,081	536,735	521,676	505,447
	946,768	927,709	865,198	846,581
Mortgage-backed securities - residential	605,343	573,179	631,104	602,320
Mortgage-backed securities - commercial	20,810	20,205	11,164	10,678
Total AFS debt securities	$1,572,921	$1,521,093	$1,507,466	$1,459,579
Sales and other dispositions of AFS debt securities were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Proceeds from sales	$—	$266,454	$—	$266,454
Proceeds from maturities, prepayments and calls	72,698	59,801	132,824	134,661
Gross realized gains	—	88	—	104
Gross realized losses	—	60,637	—	60,637
Equity Securities
Equity securities, at fair value
The Company held $6,000 and $155 in marketable equity securities recorded at fair value as of June 30, 2026 and December 31, 2025, respectively.
The change in the fair value of equity securities recorded at fair value resulted in a net gain of $1 for the three and six months ended June 30, 2026. There were no such amounts recognized for the three and six months ended June 30, 2025.
Restricted equity securities, at cost
The table below represents the Company’s restricted equity securities held at cost as of June 30, 2026 and December 31, 2025.

	June 30,	December 31,
	2026	2025
Federal Reserve Bank stock	$45,502	$45,227
FHLB stock	40,652	32,401
First National Banker's Bankshares, Inc. stock	1,168	1,168
Pacific Coast Banker's Bank stock	250	250
Total restricted equity securities, at cost	$87,572	$79,046
Equity securities without readily determinable market value
The Company held equity securities without a readily determinable market value included in other assets on the consolidated balance sheets with carrying amounts of $30,324 and $32,038 at June 30, 2026 and December 31, 2025, respectively.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
(Unaudited)
Equity method investment
The Company holds equity securities of a privately held entity which originates manufactured housing loans through utilization of its proprietary technology. As of June 30, 2026 and December 31, 2025, the Company has the ability to exercise significant influence over this entity and therefore accounts for these equity securities under the equity method. Under this method, the carrying value of the investment is adjusted to reflect the Company’s proportionate share of the investee's profit or loss. This investment is reported in other assets on the consolidated balance sheets with carrying amounts of $16,516 and $17,611 as of June 30, 2026 and December 31, 2025, respectively. The Company’s investment includes a basis difference of $17,103, which is accounted for as equity method goodwill.
Note (4)—Loans and allowance for credit losses on loans HFI
Loans outstanding as of June 30, 2026 and December 31, 2025, by class of financing receivable are as follows:

	June 30,	December 31,
	2026	2025
Commercial and industrial	$2,259,794	$2,181,935
Construction	1,157,961	1,188,494
Residential real estate:
1-to-4 family mortgage	1,917,533	1,838,122
Residential line of credit	802,753	741,309
Multi-family mortgage	767,500	745,360
Commercial real estate:
Owner-occupied	2,252,681	2,148,870
Non-owner occupied	3,016,923	2,900,499
Consumer and other	690,365	639,037
Gross loans	12,865,510	12,383,626
Less: Allowance for credit losses on loans HFI	(194,010)	(185,983)
Net loans	$12,671,500	$12,197,643
As of June 30, 2026 and December 31, 2025, $991,819 and $988,111, respectively, of qualifying residential mortgage loans (including loans held for sale) and $2,884,796 and $2,829,765, respectively, of qualifying commercial mortgage loans were pledged to the FHLB system securing advances against the Bank’s line of credit. Additionally, as of June 30, 2026 and December 31, 2025, qualifying commercial and industrial, construction and consumer loans, of $2,723,084 and $2,879,586, respectively, were pledged to the Federal Reserve under the Borrower-in-Custody program.
The amortized cost of loans HFI on the consolidated balance sheets exclude accrued interest receivable as the Company presents accrued interest receivable separately on the consolidated balance sheets. As of June 30, 2026 and December 31, 2025, accrued interest receivable on loans HFI amounted to $50,497 and $50,140, respectively.

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

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
(Unaudited)
The following tables present the credit quality of the Company’s commercial type loan portfolio as of June 30, 2026 and December 31, 2025 and the gross charge-offs for the six months ended June 30, 2026 and the year ended December 31, 2025 by year of origination. Revolving loans are presented separately. Management considers the guidance in ASC 310-20 when determining whether a modification, extension, or renewal constitutes a current period origination.

As of and for the six months ended June 30, 2026	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial and industrial
Pass	$191,729	$242,593	$160,995	$183,559	$96,689	$126,456	$1,175,935	$2,177,956
Special Mention	525	552	2,258	4,663	1,893	3,094	24,051	37,036
Classified	1,631	263	2,560	3,075	1,063	6,175	30,035	44,802
Total	193,885	243,408	165,813	191,297	99,645	135,725	1,230,021	2,259,794
Current-period gross charge-offs	—	74	54	233	603	862	979	2,805
Construction
Pass	182,570	346,699	145,596	20,364	101,803	92,978	202,802	1,092,812
Special Mention	379	487	—	—	3,105	13,605	—	17,576
Classified	—	—	86	366	16,113	31,008	—	47,573
Total	182,949	347,186	145,682	20,730	121,021	137,591	202,802	1,157,961
Current-period gross charge-offs	—	—	62	—	253	—	—	315
Residential real estate:
Multi-family mortgage
Pass	53,909	38,902	29,689	36,968	239,605	315,620	24,089	738,782
Special Mention	—	—	—	—	8,892	2,799	—	11,691
Classified	—	—	—	—	9,608	7,419	—	17,027
Total	53,909	38,902	29,689	36,968	258,105	325,838	24,089	767,500
Current-period gross charge-offs	—	—	—	—	—	—	—	—
Commercial real estate:
Owner occupied
Pass	171,310	360,395	306,367	182,669	322,176	715,428	122,629	2,180,974
Special Mention	—	781	1,359	10,082	5,829	16,113	8,158	42,322
Classified	—	1,231	1,613	4,801	7,156	14,435	149	29,385
Total	171,310	362,407	309,339	197,552	335,161	745,976	130,936	2,252,681
Current-period gross charge-offs	—	—	—	—	—	—	—	—
Non-owner occupied
Pass	281,312	303,965	215,032	129,839	658,924	1,226,642	115,421	2,931,135
Special Mention	—	—	—	—	16,710	39,335	—	56,045
Classified	—	—	1,431	10,475	2,316	15,521	—	29,743
Total	281,312	303,965	216,463	140,314	677,950	1,281,498	115,421	3,016,923
Current-period gross charge-offs	—	—	—	—	—	—	—	—
Total commercial loan types
Pass	880,830	1,292,554	857,679	553,399	1,419,197	2,477,124	1,640,876	9,121,659
Special Mention	904	1,820	3,617	14,745	36,429	74,946	32,209	164,670
Classified	1,631	1,494	5,690	18,717	36,256	74,558	30,184	168,530
Total	$883,365	$1,295,868	$866,986	$586,861	$1,491,882	$2,626,628	$1,703,269	$9,454,859
Current-period gross charge-offs	$—	$74	$116	$233	$856	$862	$979	$3,120

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
The following tables present the credit quality by classification of the Company’s consumer type loan portfolio as of June 30, 2026 and December 31, 2025 and the gross charge-offs for the six months ended June 30, 2026 and the year ended December 31, 2025 by year of origination. Revolving loans are presented separately. Management considers the guidance in ASC 310-20 when determining whether a modification, extension, or renewal constitutes a current period origination.

As of and for the six months ended June 30, 2026	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Total
Residential real estate:
1-to-4 family mortgage
Performing	$277,978	$299,133	$193,051	$116,427	$378,253	$624,191	$—	$1,889,033
Nonperforming	—	1,112	1,247	1,658	7,420	17,063	—	28,500
Total	277,978	300,245	194,298	118,085	385,673	641,254	—	1,917,533
Current-period gross charge-offs	—	—	43	58	566	159	—	826
Residential line of credit
Performing	—	—	—	—	—	—	800,952	800,952
Nonperforming	—	—	—	—	—	—	1,801	1,801
Total	—	—	—	—	—	—	802,753	802,753
Current-period gross charge-offs	—	—	—	—	—	—	23	23
Consumer and other
Performing	69,564	165,901	140,776	74,927	62,962	148,746	5,593	668,469
Nonperforming	54	3,558	4,568	3,565	1,646	8,504	1	21,896
Total	69,618	169,459	145,344	78,492	64,608	157,250	5,594	690,365
Current-period gross charge-offs	815	586	280	215	171	479	—	2,546
Total consumer type loans
Performing	347,542	465,034	333,827	191,354	441,215	772,937	806,545	3,358,454
Nonperforming	54	4,670	5,815	5,223	9,066	25,567	1,802	52,197
Total	$347,596	$469,704	$339,642	$196,577	$450,281	$798,504	$808,347	$3,410,651
Current-period gross charge-offs	$815	$586	$323	$273	$737	$638	$23	$3,395

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
(Unaudited)

As of and for the year ended December 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
Residential real estate:
1-to-4 family mortgage
Performing	$333,641	$219,642	$154,059	$408,746	$339,076	$350,453	$—	$1,805,617
Nonperforming	520	1,063	1,274	10,396	6,853	12,399	—	32,505
Total	334,161	220,705	155,333	419,142	345,929	362,852	—	1,838,122
Prior-period gross charge-offs	—	—	3	—	—	1,123	—	1,126
Residential line of credit
Performing	—	—	—	—	—	—	739,295	739,295
Nonperforming	—	—	—	—	—	—	2,014	2,014
Total	—	—	—	—	—	—	741,309	741,309
Prior-period gross charge-offs	—	—	—	—	—	—	—	—
Consumer and other
Performing	149,560	153,638	80,874	68,023	30,289	128,726	5,874	616,984
Nonperforming	1,689	4,716	4,006	2,033	3,103	6,505	1	22,053
Total	151,249	158,354	84,880	70,056	33,392	135,231	5,875	639,037
Prior-period gross charge-offs	2,101	110	76	104	86	1,715	4	4,196
Total consumer type loans
Performing	483,201	373,280	234,933	476,769	369,365	479,179	745,169	3,161,896
Nonperforming	2,209	5,779	5,280	12,429	9,956	18,904	2,015	56,572
Total	$485,410	$379,059	$240,213	$489,198	$379,321	$498,083	$747,184	$3,218,468
Prior-period gross charge-offs	$2,101	$110	$79	$104	$86	$2,838	$4	$5,322
Nonaccrual and Past Due Loans
The following tables represent an analysis of the aging by class of financing receivable as of June 30, 2026 and December 31, 2025:

June 30, 2026	30-89 days past due and accruing interest	90 days or more and accruing interest	Nonaccrual loans	Loans current on payments and accruing interest	Total
Commercial and industrial	$3,869	$14,180	$7,217	$2,234,528	$2,259,794
Construction	2,400	48	30,709	1,124,804	1,157,961
Residential real estate:
1-to-4 family mortgage	23,307	17,639	10,861	1,865,726	1,917,533
Residential line of credit	3,843	572	1,229	797,109	802,753
Multi-family mortgage	—	—	7,419	760,081	767,500
Commercial real estate:
Owner occupied	8,597	391	14,202	2,229,491	2,252,681
Non-owner occupied	1,917	1,052	22,768	2,991,186	3,016,923
Consumer and other	15,188	7,718	14,178	653,281	690,365
Total	$59,121	$41,600	$108,583	$12,656,206	$12,865,510

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
The following tables provide the amortized cost basis of loans on nonaccrual status, as well as any related allowance as of June 30, 2026 and December 31, 2025 by class of financing receivable.

June 30, 2026	Nonaccrual with no related allowance	Nonaccrual with related allowance
Commercial and industrial	$—	$7,217
Construction	1,654	29,055
Residential real estate:
1-to-4 family mortgage	—	10,861
Residential line of credit	—	1,229
Multi-family mortgage	7,408	11
Commercial real estate:
Owner occupied	4,920	9,282
Non-owner occupied	10,725	12,043
Consumer and other	—	14,178
Total	$24,707	$83,876

December 31, 2025	Nonaccrual with no related allowance	Nonaccrual with related allowance
Commercial and industrial	$862	$5,427
Construction	14,617	19,591
Residential real estate:
1-to-4 family mortgage	—	8,763
Residential line of credit	—	1,215
Multi-family mortgage	7,613	586
Commercial real estate:
Owner occupied	1,095	9,511
Non-owner occupied	2,032	2,482
Consumer and other	—	13,927
Total	$26,219	$61,502

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
(Unaudited)
The following presents interest income recognized on nonaccrual loans for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Commercial and industrial	$1	$27	$27	$30
Construction	—	496	—	502
Residential real estate:
1-to-4 family mortgage	—	6	4	6
Residential line of credit	16	24	38	31
Multi-family mortgage	—	166	—	166
Commercial real estate:
Owner occupied	—	—	52	8
Non-owner occupied	22	112	35	112
Consumer and other	—	55	7	59
Total	$39	$886	$163	$914
Accrued interest receivable written off as an adjustment to interest income amounted to $398 and $643 for the three and six months ended June 30, 2026, respectively, and $1,054 and $1,341 for the three and six months ended June 30, 2025, respectively.

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

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
(Unaudited)
The following table presents the amortized cost of FDM loans as of June 30, 2026 and 2025 by type of concession granted that were modified during the three and six months ended June 30, 2026 and 2025.

	Term Extension	Payment deferral	Interest Rate Reduction	Combination(1)	Total	% of total class of financing receivables
Three Months Ended June 30, 2026
Commercial and industrial	$56	$333	$—	$45	$434	—%
Residential real estate:
1-to-4 family mortgage	1,075	—	—	—	1,075	0.1%
Multi-family mortgage	7,408	—	—	—	7,408	1.0%
Total	$8,539	$333	$—	$45	$8,917	0.1%

Six Months Ended June 30, 2026
Commercial and industrial	$7,339	$1,792	$—	$45	$9,176	0.4%
Construction	13,722	—	—	—	13,722	1.2%
Residential real estate:
1-to-4 family mortgage	2,030	—	—	160	2,190	0.1%
Multi-family mortgage	7,408	—	—	—	7,408	1.0%
Consumer and other	35	—	—	—	35	—%
Total	$30,534	$1,792	$—	$205	$32,531	0.3%

Three Months Ended June 30, 2025
Commercial and industrial	$—	$—	$—	$100	$100	—%
Construction	—	—	—	3,305	3,305	0.3%
Residential real estate:
1-to-4 family mortgage	463	1,833	—	—	2,296	0.1%
Total	$463	$1,833	$—	$3,405	$5,701	0.1%

Six Months Ended June 30, 2025
Commercial and industrial	$149	$—	$—	$100	$249	—%
Construction	540	—	144	3,305	3,989	0.4%
Residential real estate:
1-to-4 family mortgage	463	1,833	—	—	2,296	0.1%
Consumer and other	—	—	—	63	63	—%
Total	$1,152	$1,833	$144	$3,468	$6,597	0.1%
(1) Includes FDM loans modified with a combination of term extension, payment deferral and interest rate reduction modifications.

The following tables describe the financial effect of the modifications made to borrowers experiencing financial difficulty:

Three Months Ended June 30, 2026	Weighted average term extension (in months)	Weighted average payment deferral (in months)	Weighted average interest rate reduction
Commercial and industrial	21	6	—%
Residential real estate:
1-to-4 family mortgage	14	—	—%
Multi-family mortgage	12	—	—%

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
(Unaudited)

Six Months Ended June 30, 2026	Weighted average term extension (in months)	Weighted average payment deferral (in months)	Weighted average interest rate reduction
Commercial and industrial	6	30	—%
Construction	12	—	—%
Residential real estate:
1-to-4 family mortgage	28	—	1.76%
Multi-family mortgage	12	—	—%
Consumer and other	20	—	—%

Three Months Ended June 30, 2025	Weighted average term extension (in months)	Weighted average payment deferral (in months)	Weighted average interest rate reduction
Commercial and industrial	4	4	—%
Construction	4	4	—%
Residential real estate:
1-to-4 family mortgage	300	4	—%

Six Months Ended June 30, 2025	Weighted average term extension (in months)	Weighted average payment deferral (in months)	Weighted average interest rate reduction
Commercial and industrial	23	4	—%
Construction	4	4	2.50%
Residential real estate:
1-to-4 family mortgage	300	4	—%
Consumer and other	13	—	2.00%
For FDM loans, a subsequent payment default is defined as the earlier of the FDM loans being placed on nonaccrual status or reaching 30 days past due with respect to principal and/or interest payments.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
(Unaudited)
The following tables depict loans that defaulted during the three and six months ended June 30, 2026 and six months ended June 30, 2025 that were previously modified in the prior 12 months. No financing receivables modified in the preceding twelve months had a payment default during the three months ended June 30, 2025.

	Term Extension	Payment deferral	Interest Rate Reduction	Combination(1)
Three Months Ended June 30, 2026
Commercial and industrial	$2	$2,521	$—	$—
Residential real estate:
1-to-4 family mortgage	1,414	1,138	—	—
Commercial real estate:
Owner occupied	39	—	—	—
Non-owner occupied	—	4,586	—	—
Consumer and other	—	—	—	59

Six Months Ended June 30, 2026
Commercial and industrial	2	2,521	—	—
Residential real estate:
1-to-4 family mortgage	1,547	1,138	—	—
Commercial real estate:
Owner occupied	39	—	—	—
Non-owner occupied	—	4,586	—	—
Consumer and other	—	—	—	96

Six Months Ended June 30, 2025
Construction	143	—	—	—
Consumer and other	—	—	—	63
(1) Includes FDM loans modified with a combination of term extension, payment deferral and interest rate reduction modifications.
At June 30, 2026, the Company had $1,400 of commitments to lend additional funds to borrowers whose loans were classified as a FDM loan. There were no such commitments as of June 30, 2025.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
(Unaudited)
The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The tables below depict the performance of loans HFI as of June 30, 2026 and 2025 made to borrowers experiencing financial difficulty that were modified in the prior 12 months.

June 30, 2026	30-89 days past due and accruing interest	90 days or more and accruing interest	Nonaccrual loans(1)	Loans current on payments and accruing interest	Total
Commercial and industrial	$—	$—	$1,819	$10,286	$12,105
Construction	—	—	13,721	—	13,721
Residential real estate:
1-to-4 family mortgage	1,169	359	—	3,941	5,469
Multi-family mortgage	—	—	7,408	—	7,408
Commercial real estate:
Owner-occupied	—	—	224	—	224
Non-owner occupied	—	—	1,024	3,562	4,586
Consumer and other	—	—	—	137	137
Total	$1,169	$359	$24,196	$17,926	$43,650
(1) Loans were on nonaccrual when modified and subsequently classified as FDM.

June 30, 2025	30-89 days past due and accruing interest	90 days or more and accruing interest	Nonaccrual loans(1)	Loans current on payments and accruing interest	Total
Commercial and industrial	$—	$—	$—	$249	$249
Construction	—	—	5,312	683	5,995
Residential real estate:
1-to-4 family mortgage	367	—	—	2,609	2,976
Residential line of credit	—	—	—	29	29
Multi-family mortgage	—	—	—	—	—
Consumer and other	—	—	—	62	62
Total	$367	$—	$5,312	$3,632	$9,311
(1) Loans were on nonaccrual when modified and subsequently classified as FDM.
Collateral-Dependent Loans
For collateral-dependent loans, or those loans for which repayment is expected to be provided substantially through the operation or sale of collateral, where the borrower is also experiencing financial difficulty, the following tables present the loans by class of financing receivable.

	June 30, 2026
	Type of Collateral
	Real Estate	Land	Business Assets	Total
Commercial and industrial	$—	$—	$28,734	$28,734
Construction	41,199	1,653	—	42,852
Residential real estate:
1-to-4 family mortgage	3,622	—	—	3,622
Multi-family mortgage	17,016	—	—	17,016
Commercial real estate:
Owner occupied	17,534	7,018	—	24,552
Non-owner occupied	29,475	—	—	29,475
Total	$108,846	$8,671	$28,734	$146,251

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
Allowance for Credit Losses on Loans HFI
Effective June 30, 2025, the Company changed certain estimation techniques, inputs, and assumptions used to estimate expected credit losses on loan portfolios and unfunded commitments. Following a periodic review of its credit loss estimation process, the Company adopted a discounted cash flow methodology, adjusted for current conditions and reasonable and supportable forecasts, for all loan segments except consumer and other loans, which utilize the weighted average remaining maturity methodology. The same methodologies are used to estimate expected credit losses on off-balance sheet commitments. Additional information regarding these changes is included in Note 1, “Basis of presentation and summary of significant accounting policies,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
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

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
(Unaudited)
The following tables provide the changes in the allowance for credit losses on loans HFI by class of financing receivable for the three and six months ended June 30, 2026 and 2025:

	Commercial and industrial	Construction	1-to-4 family residential mortgage	Residential line of credit	Multi-family residential mortgage	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Consumer and other	Total
Three Months Ended June 30, 2026
Beginning balance - March 31, 2026	$25,468	$27,523	$33,181	$10,537	$10,361	$22,135	$34,989	$22,130	$186,324
Loans charged off	(637)	(111)	(421)	—	—	—	—	(1,313)	(2,482)
Recoveries of loans previously charged-off	148	2	58	1	—	16	—	288	513
Provision for (reversal of) credit losses on loans HFI	1,296	43	1,028	(352)	1,205	(2,190)	7,014	1,611	9,655
Ending balance - June 30, 2026	$26,275	$27,457	$33,846	$10,186	$11,566	$19,961	$42,003	$22,716	$194,010
Six Months Ended June 30, 2026
Beginning balance - December 31, 2025	$24,130	$25,633	$33,218	$10,589	$12,260	$21,609	$36,235	$22,309	$185,983
Loans charged-off	(2,805)	(315)	(826)	(23)	—	—	—	(2,546)	(6,515)
Recoveries of loans previously charged-off	249	27	66	1	—	29	—	693	1,065
Provision for (reversal of) credit losses on loans HFI	4,701	2,112	1,388	(381)	(694)	(1,677)	5,768	2,260	13,477
Ending balance - June 30, 2026	$26,275	$27,457	$33,846	$10,186	$11,566	$19,961	$42,003	$22,716	$194,010

	Commercial and industrial	Construction	1-to-4 family residential mortgage	Residential line of credit	Multi-family residential mortgage	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Consumer and other	Total
Three Months Ended June 30, 2025
Beginning balance - March 31, 2025	$15,521	$25,652	$26,200	$11,196	$11,416	$12,074	$28,319	$20,153	$150,531
Loans charged off	(70)	—	(433)	—	—	—	—	(951)	(1,454)
Recoveries of loans previously charged-off	173	—	11	1	—	9	528	251	973
Impact of change in accounting estimate for current expected credit losses	3,504	(4,705)	2,717	(3,428)	258	(1,074)	(1,747)	(2,373)	(6,848)
Provision for (reversal of) credit losses on loans HFI	1,143	901	1,767	902	(780)	930	(797)	1,680	5,746
Ending balance - June 30, 2025	$20,271	$21,848	$30,262	$8,671	$10,894	$11,939	$26,303	$18,760	$148,948
Six Months Ended June 30, 2025
Beginning balance - December 31, 2024	$16,667	$31,698	$25,340	$10,952	$10,512	$11,993	$25,531	$19,249	$151,942
Loans charged-off	(2,971)	—	(436)	—	—	(17)	—	(1,923)	(5,347)
Recoveries of loans previously charged-off	215	—	20	1	—	30	529	754	1,549
Impact of change in accounting estimate for current expected credit losses	3,504	(4,705)	2,717	(3,428)	258	(1,074)	(1,747)	(2,373)	(6,848)
Provision for (reversal of) credit losses on loans HFI	2,856	(5,145)	2,621	1,146	124	1,007	1,990	3,053	7,652
Ending balance - June 30, 2025	$20,271	$21,848	$30,262	$8,671	$10,894	$11,939	$26,303	$18,760	$148,948

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
(Unaudited)
Note (5)—Other real estate owned
The amount reported as other real estate owned includes property acquired through foreclosure in addition to excess facilities held for sale and is carried at the lower of the carrying amount of the underlying loan or the fair value of the real estate less costs to sell. The following table summarizes the other real estate owned for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Balance at beginning of period	$6,449	$3,326	$6,009	$4,409
Transfers from loans	2,315	1,230	3,592	3,297
Proceeds from sale of other real estate owned	(3,249)	(1,744)	(4,120)	(4,412)
Gain (loss) on sale of other real estate owned	39	225	73	(257)
Write-downs and partial liquidations	(10)	(39)	(10)	(39)
Balance at end of period	$5,544	$2,998	$5,544	$2,998
Included within the other real estate owned balance above, foreclosed residential real estate properties totaled $3,552 and $4,008 as of June 30, 2026 and December 31, 2025, respectively.
The recorded investment in residential mortgage loans secured by residential real estate properties for which foreclosure proceedings are in process totaled $6,941 and $4,732 as of June 30, 2026 and December 31, 2025, respectively.
Note (6)—Leases
As of June 30, 2026, the Company was the lessee in 48 operating leases and 1 finance lease of certain branch, mortgage and operations locations with original terms greater than one year.
Many leases include options to renew, with terms that can extend the lease up to an additional 20 years or more. Certain lease agreements contain provisions to periodically adjust rental payments for inflation. Renewal options that management is reasonably certain to renew and fixed rent escalations are included in the right-of-use asset and lease liability.
Information related to the Company’s leases is presented below as of June 30, 2026 and December 31, 2025:

		June 30,	December 31,
	Classification	2026	2025
Right-of-use assets:
Operating leases	Operating lease right-of-use assets	$47,535	$49,249
Finance leases	Premises and equipment, net	980	1,035
Total right-of-use assets		$48,515	$50,284
Lease liabilities:
Operating leases	Operating lease liabilities	$57,940	$60,556
Finance leases	Borrowings	1,077	1,127
Total lease liabilities		$59,017	$61,683
Weighted average remaining lease term (in years) - operating		10.6	10.9
Weighted average remaining lease term (in years) - finance		8.86	9.35
Weighted average discount rate - operating		3.73%	3.68%
Weighted average discount rate - finance		1.76%	1.76%

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
(Unaudited)
The components of total lease expense included in the consolidated statements of income were as follows:

		Three Months Ended		Six Months Ended
		June 30,		June 30,
	Classification	2026	2025	2026	2025
Operating lease costs:
Amortization of right-of-use asset	Occupancy and equipment	$1,944	$1,945	$3,798	$3,823
Short-term lease cost	Occupancy and equipment	64	74	139	159
Variable lease cost	Occupancy and equipment	382	475	862	969
Gain on lease terminations	Occupancy and equipment	(42)	—	(42)	—
Finance lease costs:
Interest on lease liabilities	Interest expense on borrowings	5	5	10	10
Amortization of right-of-use asset	Occupancy and equipment	27	28	55	55
Sublease income	Occupancy and equipment	(205)	(215)	(417)	(420)
Total lease cost		$2,175	$2,312	$4,405	$4,596
The Company does not separate lease and non-lease components and instead elects to account for them as a single lease component. Variable lease cost primarily represents variable payments such as common area maintenance, utilities, and property taxes.
A maturity analysis of operating and finance lease liabilities and a reconciliation of cash flows to lease liabilities as of June 30, 2026 is as follows:

	Operating	Finance
	Leases	Lease
June 30, 2027	$4,595	$62
June 30, 2028	8,657	125
June 30, 2029	7,853	127
June 30, 2030	6,766	129
June 30, 2031	6,395	131
Thereafter	36,975	589
Total undiscounted future minimum lease payments	71,241	1,163
Less: imputed interest	(13,301)	(86)
Lease liabilities	$57,940	$1,077

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
(Unaudited)
Note (7)—Mortgage servicing rights
Changes in the Company’s mortgage servicing rights were as follows for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Carrying value at beginning of period	$147,344	$156,379	$148,795	$162,038
Capitalization	1,281	1,228	2,553	1,649
Change in fair value:
Due to payoffs/paydowns	(3,364)	(3,154)	(6,662)	(6,265)
Due to change in valuation inputs or assumptions	113	(989)	688	(3,958)
Carrying value at end of period	$145,374	$153,464	$145,374	$153,464
The following table summarizes servicing income and expense, which are included in mortgage banking income and other noninterest expense, respectively, in the consolidated statements of income for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Servicing income:
Servicing income	$6,494	$6,936	$13,074	$14,013
Change in fair value of mortgage servicing rights	(3,251)	(4,143)	(5,974)	(10,223)
Change in fair value of derivative hedging instruments	(462)	(88)	(1,591)	2,923
Total servicing income	2,781	2,705	5,509	6,713
Servicing expenses	1,801	1,843	3,338	3,565
Net servicing income	$980	$862	$2,171	$3,148
Data and key economic assumptions, as well as the valuation's sensitivity to interest rate fluctuations, related to the Company’s mortgage servicing rights as of June 30, 2026 and December 31, 2025 are as follows:

	June 30,	December 31,
	2026	2025
Unpaid principal balance of mortgage loans sold and serviced for others	$9,286,531	$9,588,948
Weighted-average prepayment speed (CPR)	6.29%	6.38%
Estimated impact on fair value of a 10% increase	$(3,799)	$(4,026)
Estimated impact on fair value of a 20% increase	$(7,373)	$(7,812)
Discount rate	10.4%	9.68%
Estimated impact on fair value of a 100 bp increase	$(6,676)	$(6,986)
Estimated impact on fair value of a 200 bp increase	$(12,797)	$(13,390)
Weighted-average coupon interest rate	3.70%	3.67%
Weighted-average servicing fee (basis points)	27	27
Weighted-average remaining maturity (in months)	339	338
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
As of June 30, 2026 and December 31, 2025, the Company held mortgage escrow deposits totaling $113,556 and $69,055, respectively, related to loans sold with servicing retained.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
(Unaudited)
Note (8)—Income taxes
The following table presents a reconciliation of federal income taxes at the statutory federal rate of 21.0% to the Company’s effective tax rates for the three and six months ended June 30, 2026:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026		2026
Federal taxes calculated at statutory rate	$15,363	21.0%	$30,935	21.0%
Increase (decrease) resulting from:
State taxes, net of federal benefit(1)	1,630	2.2%	3,987	2.7%
State tax credits, net of federal benefit(1)	(903)	(1.2)%	(1,677)	(1.1)%
New market tax credits	(160)	(0.2)%	(320)	(0.2)%
Energy credits	(1,875)	(2.6)%	(1,875)	(1.3)%
Nondeductible/nontaxable items:
Municipal interest income, net of interest disallowance	(413)	(0.6)%	(823)	(0.7)%
Section 162(m) limitation	588	0.8%	1,273	0.9%
Other	156	0.2%	115	0.1%
Other	113	0.2%	(490)	(0.3)%
Income tax expense, as reported	14,499	19.8%	31,125	21.1%
(1) State of Tennessee makes up the majority (more than 50%) of the total of state taxes and state tax credits.
The following table presents a reconciliation of federal income taxes at the statutory federal rate of 21.0% to the Company's effective tax rates for the three and six months ended June 30, 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025		2025
Federal taxes calculated at statutory rate	$(2,045)	21.0%	$8,210	21.0%
(Decrease) increase resulting from:
State taxes, net of federal benefit	(212)	2.2%	247	0.6%
Benefit from stock-based compensation	(246)	2.5%	(379)	(1.0)%
Municipal interest income, net of interest disallowance	(417)	4.3%	(813)	(2.1)%
Bank-owned life insurance	(89)	0.9%	(183)	(0.5)%
Section 162(m) limitation	99	(1.0)%	685	1.8%
Expiration of the statute of limitations	(8,713)	89.5%	(8,713)	(22.3)%
Interest on refunds	(1,645)	16.9%	(2,591)	(6.6)%
Other	616	(6.3)%	356	1.0%
Income tax benefit, as reported	$(12,652)	130.0%	$(3,181)	(8.1)%
For the three and six months ended June 30, 2025, a one-time gross tax benefit of $10,713 was recognized due to the expiration of the statute of limitations with respect to an amended income tax return and the associated interest.
Note (9)—Commitments and contingencies
Commitments to extend credit and letters of credit
The Company issues certain financial instruments to meet customer financing needs, including loan commitments, credit lines and letters of credit. The agreements associated with these types of unfunded loan commitments provide credit or support the credit of others, as long as conditions established in the contract are met, and usually have expiration dates.
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

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
(Unaudited)

	June 30,	December 31,
	2026	2025
Commitments to extend credit, excluding interest rate lock commitments	$3,288,914	$3,198,502
Letters of credit	57,178	61,610
Balance at end of period	$3,346,092	$3,260,112
As of June 30, 2026 and December 31, 2025, unfunded loan commitments included above with floating interest rates totaled $3,051,958 and $3,012,819, respectively.
Effective June 30, 2025, the Company adopted a discounted cash flow methodology, adjusted for current conditions and reasonable and supportable forecasts, to estimate expected credit losses for all loan segments except consumer and other loans, which utilize the weighted average remaining maturity methodology. Additional information regarding these changes is included in Note 1, “Basis of presentation and summary of significant accounting policies,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
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
The table below presents activity within the allowance for credit losses on unfunded loan commitments included in accrued expenses and other liabilities on the Company’s consolidated balance sheets:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Balance at beginning of period	$15,398	$6,493	$16,196	$6,107
Impact of change in accounting estimate for current expected credit losses	—	6,452	—	6,452
Provision for (reversal of) credit losses on unfunded commitments	461	(13)	(337)	373
Balance at end of period	$15,859	$12,932	$15,859	$12,932
Loan repurchases or indemnifications
In connection with the sale of mortgage loans to third-party private investors or government sponsored agencies, the Company makes representations and warranties as to the propriety of its origination activities, which are typical and customary to these types of transactions. Occasionally, investors require the Company to repurchase loans sold to them or otherwise indemnify the investor against certain losses under the terms of the warranties. When the Company is required to repurchase the loans, the loans are recorded at fair value in loans HFI. The total principal amount of loans repurchased or indemnified for was $353 and $1,364 for the three and six months ended June 30, 2026, respectively and $2,018 and $3,251 for the three and six months ended June 30, 2025, respectively.
At June 30, 2026 and December 31, 2025, the Company had $786 and $696, respectively, of reserves associated with potential losses on loans previously sold included in accrued expenses and other liabilities on the Company’s consolidated balance sheets.
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
As of June 30, 2026 and December 31, 2025, the Company did not have any derivatives designated as fair value or cash flow hedges.
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
The following tables provide details on the Company’s non-designated derivative financial instruments as of the dates presented:

	June 30, 2026
	Notional Amount	Asset	Liability
Interest rate contracts	$652,102	$19,841	$19,853
Forward commitments	307,000	554	—
Interest rate-lock commitments	103,853	1,847	—
Futures contracts	179,700	1,202	—
Total	$1,242,655	$23,444	$19,853

	December 31, 2025
	Notional Amount	Asset	Liability
Interest rate contracts	$654,705	$23,020	$23,080
Forward commitments	240,500	—	168
Interest rate-lock commitments	86,586	1,296	—
Futures contracts	185,000	—	261
Total	$1,166,791	$24,316	$23,509

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
(Unaudited)
(Losses) gains included in the consolidated statements of income related to the Company’s non-designated derivative financial instruments were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Included in mortgage banking income:
Interest rate lock commitments	$(61)	$254	$551	$1,675
Forward commitments	364	(114)	582	(323)
Futures contracts	(824)	(180)	(1,038)	2,131
Total	$(521)	$(40)	$95	$3,483
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

				Gross amounts not offset on the consolidated balance sheets
	Gross amounts recognized	Gross amounts offset on the consolidated balance sheets	Net amounts presented on the consolidated balance sheets	Financial instruments	Financial collateral pledged	Net Amount
June 30, 2026
Derivative financial assets	$18,614	$—	$18,614	$1,268	$—	$17,346
Derivative financial liabilities	$3,484	$—	$3,484	$1,268	$2,216	$—

December 31, 2025
Derivative financial assets	$17,348	$—	$17,348	$5,824	$—	$11,524
Derivative financial liabilities	$7,696	$—	$7,696	$5,824	$1,872	$—
Collateral Requirements
Most derivative contracts are secured by collateral. Accordingly, pursuant to the interest rate agreements with derivative counterparties, the Company may be required to accept or post collateral with these derivative counterparties. As of June 30, 2026 and December 31, 2025, the Company had collateral posted of $31,829 and $30,675, respectively, against its obligations under these agreements. Cash pledged as collateral on derivative contracts is recorded in other assets on the consolidated balance sheets.
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
The Company records the fair values of financial assets and liabilities on a recurring and nonrecurring basis using the following methods and assumptions:

Investment securities
Investment securities are recorded at fair value on a recurring basis. Fair values for securities are based on quoted market prices, where available. If available, these securities are classified as Level 1. If quoted prices are not available, fair values are based on quoted market prices of similar instruments or are determined by matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the pricing relationship or correlation among other benchmark quoted securities. Investment securities valued using quoted market prices of similar instruments or that are valued using matrix pricing are classified as Level 2.

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

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
(Unaudited)
The balances and levels of the assets and liabilities measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025 are presented in the following tables:

At June 30, 2026	Quoted prices in active markets for identical assets (liabilities) (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Total
Financial assets:
AFS debt securities:
U.S. government agency securities	$—	$748,777	$—	$748,777
Mortgage-backed securities - residential	—	573,179	—	573,179
Mortgage-backed securities - commercial	—	20,205	—	20,205
Municipal securities	—	170,173	—	170,173
U.S. Treasury securities	—	7,066	—	7,066
Corporate securities	—	1,693	—	1,693
Equity securities, at fair value	6,000	—	—	6,000
Total securities	$6,000	$1,521,093	$—	$1,527,093
Loans held for sale, at fair value	$—	$165,511	$—	$165,511
Mortgage servicing rights	—	—	145,374	145,374
Derivatives	—	23,444	—	23,444
Financial liabilities:
Derivatives	—	19,853	—	19,853

At December 31, 2025	Quoted prices in active markets for identical assets (liabilities) (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Total
Financial assets:
AFS debt securities:
U.S. government agency securities	$—	$670,088	$—	$670,088
Mortgage-backed securities - residential	—	602,320	—	602,320
Mortgage-backed securities - commercial	—	10,678	—	10,678
Municipal securities	—	168,370	—	168,370
U.S. Treasury securities	—	7,125	—	7,125
Corporate securities	—	998	—	998
Equity securities, at fair value	—	155	—	155
Total securities	$—	$1,459,734	$—	$1,459,734
Loans held for sale, at fair value	$—	$172,974	$—	$172,974
Mortgage servicing rights	—	—	148,795	148,795
Derivatives	—	24,316	—	24,316
Financial liabilities:
Derivatives	—	23,509	—	23,509

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
(Unaudited)
The balances and levels of the assets measured at fair value on a nonrecurring basis as of June 30, 2026 and December 31, 2025 are presented in the following tables:

June 30, 2026	Quoted prices in active markets for identical assets (liabilities) (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Total
Nonrecurring valuations:
Financial assets:
Other real estate owned	$—	$—	$2,845	$2,845
Collateral-dependent net loans held for investment:
Commercial and industrial	$—	$—	$3,622	$3,622
Construction	—	—	22,585	22,585
Residential real estate:
1-to-4 family mortgage	—	—	261	261
Multifamily	—	—	2,115	2,115
Commercial real estate:
Owner occupied	—	—	5,479	5,479
Non-owner occupied	—	—	8,904	8,904
Total collateral-dependent loans	$—	$—	$42,966	$42,966

December 31, 2025	Quoted prices in active markets for identical assets (liabilities) (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Total
Nonrecurring valuations:
Other real estate owned	$—	$—	$4,757	$4,757
Collateral-dependent net loans held for investment:
Commercial and industrial	$—	$—	$1,538	$1,538
Construction	—	—	18,281	18,281
Residential real estate:
1-to-4 family mortgage	—	—	287	287
Commercial real estate:
Owner occupied	—	—	5,479	5,479
Non-owner occupied	—	—	640	640
Total collateral-dependent loans	$—	$—	$26,225	$26,225

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
(Unaudited)
The significant unobservable inputs (Level 3) used in the valuation and changes in fair value associated with the Company’s mortgage servicing rights for the three and six months ended June 30, 2026 and 2025 are detailed at Note 7, “Mortgage servicing rights.”
The following tables present information as of June 30, 2026 and December 31, 2025 about significant unobservable inputs (Level 3) used in the valuation of assets measured at fair value on a nonrecurring basis:

June 30, 2026
Financial instrument	Fair Value	Valuation technique	Significant unobservable inputs	Range of inputs
Collateral-dependent net loans held for investment	$42,966	Appraised value	Discount for costs to sell	0%-28%
Other real estate owned	$2,845	Appraised value	Discount for costs to sell	0%-10%

December 31, 2025
Financial instrument	Fair Value	Valuation technique	Significant unobservable inputs	Range of inputs
Collateral-dependent net loans held for investment	$26,225	Appraised value	Discount for costs to sell	10%-22%
Other real estate owned	$4,757	Appraised value	Discount for costs to sell	0%-10%
Fair value for collateral-dependent loans is determined based on the estimated value of the collateral securing the loans, less estimated selling costs and closing costs related to liquidation of the collateral. For loans secured by real estate, the fair value is determined based on appraisals performed by qualified appraisers and reviewed by qualified personnel. For non-real estate collateral, fair value is determined based on various sources, including third-party asset valuation and internally determined values based on cost adjusted or other judgmentally determined factors. Collateral-dependent loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on changes in market conditions from the time of valuation and management’s knowledge of the borrower and borrower’s business. As of June 30, 2026 and December 31, 2025, total amortized cost of collateral-dependent loans measured on a nonrecurring basis amounted to $52,659 and $29,057, respectively. The allowance for credit losses is calculated as the amount for which the loan’s amortized cost basis exceeds fair value.
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
Fair value option
The following table summarizes the Company’s loans held for sale as of the dates presented:

	June 30,	December 31,
	2026	2025
Loans held for sale under a fair value option:
Mortgage loans held for sale	$165,511	$172,974
Loans held for sale not accounted for under a fair value option:
Mortgage loans held for sale - guaranteed GNMA repurchase option	32,578	28,102
Total loans held for sale	$198,089	$201,076

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
(Unaudited)
Mortgage loans held for sale
Net gains of $440 and net losses of $1,250 resulting from fair value changes of mortgage loans held for sale were recorded in income during the three and six months ended June 30, 2026, respectively, compared to net losses of $372 and net gains of $1,828 during the three and six months ended June 30, 2025, respectively. The Company also recognized fair value changes on derivative instruments used to hedge market-related risk associated with these mortgage loans. When combined with the fair value changes of the underlying loans, the total resulted in net losses of $1,021 and $13 for the three and six months ended June 30, 2026, respectively, compared to a net loss of $876 and a net gain of $1,940 for the three and six months ended June 30, 2025, respectively.
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
The following table summarizes the differences between the fair value and the principal balance for mortgage loans held for sale measured at fair value as of June 30, 2026 and December 31, 2025:

	June 30,	December 31,
	2026	2025
Aggregate fair value	$165,511	$172,974
Aggregate unpaid principal balance	162,479	168,692
Difference	$3,032	$4,282
The following table contains the estimated fair values and the related carrying values of the Company’s financial instruments. Non-financial instruments are excluded from the table below.

		Fair Value
June 30, 2026	Carrying amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$1,112,357	$1,112,357	$—	$—	$1,112,357
Investment securities	1,527,093	6,000	1,521,093	—	1,527,093
Net loans HFI	12,671,500	—	—	12,654,152	12,654,152
Loans held for sale, at fair value	165,511	—	165,511	—	165,511
Interest receivable	58,792	307	7,988	50,497	58,792
Mortgage servicing rights	145,374	—	—	145,374	145,374
Derivatives	23,444	—	23,444	—	23,444
Financial liabilities:
Deposits:
Without stated maturities	$11,040,979	$11,040,979	$—	$—	$11,040,979
With stated maturities	3,306,187	—	3,300,504	—	3,300,504
Securities sold under agreements to repurchase and federal funds purchased	71,530	71,530	—	—	71,530
Federal Home Loan Bank advances	125,000	—	125,000	—	125,000
Subordinated debt, net	84,328	—	—	90,577	90,577
Interest payable	20,788	2,877	17,911	—	20,788
Derivatives	19,853	—	19,853	—	19,853

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
Note (12)—Segment reporting
The Company and the Bank are engaged in the business of banking and provide a full range of financial services to its customers. The Company determines reportable segments based on the significance of the segment’s operating results to the overall Company, the products and services offered, customer characteristics, processes and service delivery of the segments and the regular financial performance review and allocation of resources by the Chief Executive Officer, the Company’s chief operating decision maker. The Company has identified two distinct reportable segments—Banking and Mortgage. The Company’s primary segment is Banking, which provides a full range of deposit and lending products and services to corporate, commercial and consumer customers. The Company also originates conforming residential mortgage loans through its Mortgage segment, whose activities include the servicing of residential mortgage loans and securitization of loans to third-party private investors or government sponsored agencies.
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

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
(Unaudited)
The following tables present selected financial information with respect to the Company’s reportable segments for the three and six months ended June 30, 2026 and 2025.

Three Months Ended June 30, 2026	Banking(2)	Mortgage	Consolidated
Interest income	$226,981	$2,457	$229,438
Interest expense	81,549	(1,083)	80,466
Net interest income	145,432	3,540	148,972
Provisions for credit losses	9,139	977	10,116
Net interest income after provision for credit losses	136,293	2,563	138,856
Mortgage banking income	—	11,170	11,170
Other noninterest income	14,403	207	14,610
Total noninterest income	14,403	11,377	25,780
Salaries, commissions and employee benefits	46,517	6,815	53,332
Depreciation and amortization	3,070	9	3,079
Amortization of intangibles	1,804	—	1,804
Other noninterest expense(1)	27,728	5,537	33,265
Total noninterest expense	79,119	12,361	91,480
Income before income taxes	$71,577	$1,579	$73,156
Income tax expense			14,499
Net income applicable to FB Financial Corporation and noncontrolling interest			58,657
Net income applicable to noncontrolling interest(2)			8
Net income applicable to FB Financial Corporation			$58,649
Total assets	$16,015,694	$780,407	$16,796,101
Goodwill	350,353	—	350,353
(1) Other noninterest expense includes expenses for occupancy and equipment expense, data processing, advertising, legal and professional fees and other expenses. Additionally, other noninterest expense for Mortgage includes servicing expenses.
(2) Banking segment includes noncontrolling interest

Six Months Ended June 30, 2026	Banking(2)	Mortgage	Consolidated
Interest income	$450,399	$4,389	$454,788
Interest expense	161,845	(1,994)	159,851
Net interest income	288,554	6,383	294,937
Provisions for credit losses	11,126	2,014	13,140
Net interest income after provision for credit losses	277,428	4,369	281,797
Mortgage banking income	—	23,423	23,423
Other noninterest income	28,365	367	28,732
Total noninterest income	28,365	23,790	52,155
Salaries, commissions and employee benefits	95,881	14,799	110,680
Merger and integration costs	1,447	—	1,447
Depreciation and amortization	6,201	21	6,222
Amortization of intangibles	3,673	—	3,673
Other noninterest expense(1)	53,493	11,129	64,622
Total noninterest expense	160,695	25,949	186,644
Income before income taxes	$145,098	$2,210	$147,308
Income tax expense			31,125
Net income applicable to FB Financial Corporation and noncontrolling interest			116,183
Net income applicable to noncontrolling interest(2)			8
Net income applicable to FB Financial Corporation			$116,175
Total assets	$16,015,694	$780,407	$16,796,101
Goodwill	350,353	—	350,353
(1) Other noninterest expense includes expenses for occupancy and equipment expense, data processing, advertising, legal and professional fees and other expenses. Additionally, other noninterest expense for Mortgage includes servicing expenses.
(2) Banking segment includes noncontrolling interest

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
(Unaudited)

Three Months Ended June 30, 2025	Banking(2)	Mortgage	Consolidated
Interest income	$180,960	$1,124	$182,084
Interest expense	72,051	(1,382)	70,669
Net interest income	108,909	2,506	111,415
Provision for credit losses	582	4,755	5,337
Net interest income after provision for credit losses	108,327	(2,249)	106,078
Mortgage banking income	—	13,029	13,029
Other noninterest (loss) income	(47,720)	139	(47,581)
Total noninterest income	(47,720)	13,168	(34,552)
Salaries, commissions and employee benefits	38,635	7,996	46,631
Merger and integration costs	2,734	—	2,734
Depreciation and amortization	2,849	19	2,868
Amortization of intangibles	631	—	631
Other noninterest expense(1)	22,481	5,916	28,397
Total noninterest expense	67,330	13,931	81,261
Loss before income taxes	$(6,723)	$(3,012)	$(9,735)
Income tax benefit			(12,652)
Net income applicable to FB Financial Corporation and noncontrolling interest			2,917
Net income applicable to noncontrolling interest(2)			8
Net income applicable to FB Financial Corporation			$2,909
Total assets	$12,736,830	$617,408	$13,354,238
Goodwill	242,561	—	242,561
(1) Other noninterest expense includes expenses for occupancy and equipment expense, data processing, advertising, legal and professional fees and other expenses. Additionally, other noninterest expense for Mortgage includes servicing expenses.
(2) Banking segment includes noncontrolling interest

Six Months Ended June 30, 2025	Banking(2)	Mortgage	Consolidated
Interest income	$359,875	$1,915	$361,790
Interest expense	145,207	(2,473)	142,734
Net interest income	214,668	4,388	219,056
Provisions for credit losses	2,771	4,858	7,629
Net interest income after provision for credit losses	211,897	(470)	211,427
Mortgage banking income	—	25,455	25,455
Other noninterest (loss) income	(37,060)	85	(36,975)
Total noninterest (loss) income	(37,060)	25,540	(11,520)
Salaries, commissions and employee benefits	80,104	14,878	94,982
Merger and integration costs	3,135	—	3,135
Depreciation and amortization	5,592	43	5,635
Amortization of intangibles	1,287	—	1,287
Other noninterest expense(1)	44,121	11,650	55,771
Total noninterest expense	134,239	26,571	160,810
Income (loss) before income taxes	$40,598	$(1,501)	$39,097
Income tax benefit			(3,181)
Net income applicable to FB Financial Corporation and noncontrolling interest			42,278
Net income applicable to noncontrolling interest(2)			8
Net income applicable to FB Financial Corporation			$42,270
Total assets	$12,736,830	$617,408	$13,354,238
Goodwill	242,561	—	242,561
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
Under regulatory guidance for non-advanced approach institutions, the Bank and Company are required to maintain minimum capital ratios as outlined in the table below. Minimum risk-based capital adequacy ratios below include a capital conservation buffer of 2.50%. As of June 30, 2026 and December 31, 2025, the Bank and Company met all capital adequacy requirements to which they are subject. Additionally, under U.S. Basel III Capital Rules, the Bank and Company opted out of including accumulated other comprehensive income in regulatory capital.
Actual and required capital amounts and ratios are included below as of the dates indicated.

June 30, 2026	Actual		Minimum Requirement for Capital Adequacy with Capital Buffer		To Qualify as Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
FB Financial Corporation	$1,889,910	12.9%	$1,543,282	10.5%	N/A	N/A
FirstBank	1,838,256	12.5%	1,539,465	10.5%	$1,466,157	10.0%
Tier 1 capital (to risk-weighted assets)
FB Financial Corporation	$1,621,572	11.0%	$1,249,324	8.5%	N/A	N/A
FirstBank	1,654,695	11.3%	1,246,234	8.5%	$1,172,926	8.0%
Common equity tier 1 capital (to risk-weighted assets)
FB Financial Corporation	$1,621,572	11.0%	$1,028,855	7.0%	N/A	N/A
FirstBank	1,654,695	11.3%	1,026,310	7.0%	$953,002	6.5%
Tier 1 capital (to average assets)
FB Financial Corporation	$1,621,572	10.1%	$640,848	4.0%	N/A	N/A
FirstBank	1,654,695	10.4%	639,426	4.0%	$799,283	5.0%

December 31, 2025	Actual		Minimum Requirement for Capital Adequacy with Capital Buffer		To Qualify as Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
FB Financial Corporation	$1,888,051	13.2%	$1,496,600	10.5%	N/A	N/A
FirstBank	1,830,102	12.9%	1,484,360	10.5%	$1,413,676	10.0%
Tier 1 capital (to risk-weighted assets)
FB Financial Corporation	$1,625,952	11.4%	$1,211,534	8.5%	N/A	N/A
FirstBank	1,653,113	11.7%	1,201,625	8.5%	$1,130,941	8.0%
Common equity tier 1 capital (to risk-weighted assets)
FB Financial Corporation	$1,625,952	11.4%	$997,734	7.0%	N/A	N/A
FirstBank	1,653,113	11.7%	989,573	7.0%	$918,889	6.5%
Tier 1 capital (to average assets)
FB Financial Corporation	$1,625,952	10.3%	$633,378	4.0%	N/A	N/A
FirstBank	1,653,113	10.5%	631,928	4.0%	$789,910	5.0%

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
The following table summarizes changes in RSUs for the six months ended June 30, 2026:

	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Balance at beginning of period (unvested)	322,294	$42.78
Granted	139,294	57.20
Vested	(150,755)	40.76
Forfeited	(11,345)	45.11
Balance at end of period (unvested)	299,488	$50.41
The total fair value of RSUs vested and released was $5,723 and $6,145 for the three and six months ended June 30, 2026, respectively, and $5,199 and $5,930 for the three and six months ended June 30, 2025, respectively.
The compensation cost related to these grants and vesting of RSUs was $1,815 and $4,801 for the three and six months ended June 30, 2026, respectively, and $1,690 and $4,596 for the three and six months ended June 30, 2025, respectively. This includes amounts paid related to director grants and compensation elected to be settled in stock amounting to $248 and $545 during the three and six months ended June 30, 2026, respectively, and $231 and $474 during the three and six months ended June 30, 2025, respectively.
As of June 30, 2026, there was $10,076 of total unrecognized compensation cost related to unvested RSUs which is expected to be recognized over a weighted-average period of 2.01 years. During the three months ended June 30, 2026, a new stock-based compensation plan became effective which increased the total number of shares available for issuance during the period. As of June 30, 2026, there were 1,807,860 shares available for issuance under the Company's plan.
As of June 30, 2026 and December 31, 2025, there was $230 and $335, respectively, accrued in accrued expenses and other liabilities related to dividend equivalent units declared which is to be paid upon vesting and distribution of the underlying RSUs.
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

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
(Unaudited)
The following table summarizes information about the changes in PSUs as of and for the six months ended June 30, 2026:

	Performance Stock Units Outstanding(1)	Weighted Average Grant Date Fair Value
Balance at beginning of period (unvested)	240,891	$40.24
Granted	69,078	58.18
Performance adjustment (2)	35,737	37.17
Vested	(107,228)	37.17
Forfeited or expired	(7,657)	43.57
Balance at end of period (unvested)	230,821	$46.45
(1) PSUs are presented in the table above assuming targets are met and the awards pay out at 100%.
(2) The performance adjustment represents the difference between shares granted and vested due to achievement of performance factors.

The following table summarizes data related to the Company’s outstanding PSUs as of June 30, 2026:

Grant Year	Grant Price	Performance Period	PSUs Outstanding
2024	$35.60	2024 to 2026	92,504
2025	$49.33	2025 to 2027	70,013
2026	$58.18	2026 to 2028	68,304
Compensation expense for PSUs is estimated each period based on the fair value of the Company’s stock at the grant date and the most probable outcome of the performance condition, adjusted for the passage of time within the performance period of the awards. For the three and six months ended June 30, 2026, the Company recorded compensation benefit related to PSUs of $539 and compensation expense of $1,836, respectively, and compensation expense of $1,292 and $3,217 for the three and six months ended June 30, 2025 respectively.
As of June 30, 2026, maximum unrecognized compensation cost at 200% payout related to the unvested PSUs was $12,411, and the weighted average remaining performance period over which the cost could be recognized was 2.00 years. As of June 30, 2026 and December 31, 2025, there was $240 and $298, respectively, accrued in accrued expenses and other liabilities related to dividend equivalent units declared which is to be paid upon vesting and distribution of the underlying PSUs.
Employee Stock Purchase Plan
The Company maintains an employee stock purchase plan under which employees, through payroll deductions, are able to purchase shares of Company common stock. The employee purchase price is 95% of the lower of the market price at the beginning or end of each six month offering period. The maximum number of shares issuable during any offering period is 200,000 shares, limited to 725 shares for each participating employee. There were no shares issued under the ESPP during the three months ended June 30, 2026 or 2025. There were 8,624 and 8,161 shares of common stock issued under the ESPP with proceeds from employee payroll withholdings of $413 and $340 during the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, there were 2,246,305 shares available for issuance under the ESPP.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
(Unaudited)
Note (15)—Related party transactions
Loans
The Bank has made loans to executive officers, directors, and significant shareholders of the Company and their related interests and expects to continue to make loans to related parties in the ordinary course of business, in compliance with regulatory requirements.
An analysis of loans to executive officers, the directors and significant shareholders of the Bank and their related interests is presented below:

Loans outstanding at January 1, 2026	$45,165
New loans and advances	9,432
Change in related party status	(4,226)
Repayments	(3,992)
Loans outstanding at June 30, 2026	$46,379
Unfunded commitments to executive officers, the directors and significant shareholders and their related interests totaled $41,191 and $47,182 at June 30, 2026 and December 31, 2025, respectively.
Deposits
The Bank held deposits from related parties totaling $306,747 and $406,258 as of June 30, 2026 and December 31, 2025, respectively.
Leases
The Bank leases office space from entities owned by related parties under varying terms. Lease expense for these properties totaled $101 and $203 for the three and six months ended June 30, 2026, respectively, and $98 and $200 for the three and six months ended June 30, 2025, respectively.
Aviation lease
Through a wholly-owned subsidiary, FBK Aviation, LLC, the Company owns and maintains an aircraft. FBK Aviation, LLC maintains non-exclusive aircraft leases with entities owned by certain directors. The Company recognized income of $48 and $70 for the three and six months ended June 30, 2026, respectively, and $6 and $25 for the three and six months ended June 30, 2025, respectively, under these agreements.
Equity investment in preferred stock and master loan purchase agreement
The Company holds an equity investment in a privately held entity which originates manufactured housing loans through utilization of its proprietary technology. As a result of the investment, the Company holds two board seats on the entity’s board of directors. The Company also has a master loan purchase agreement with the entity to purchase up to $250,000 in manufactured housing loan production over an initial five-year term. Under this agreement, the Company purchased $10,935 and $19,846 of loans for the three and six months ended June 30, 2026, respectively, and purchased $18,516 and $28,010 of loans for the three and six months ended June 30, 2025. As of June 30, 2026 and December 31, 2025, the amortized cost of these loans HFI amounted to $156,272 and $142,532, respectively. See Note 3, “Investment securities”, for additional information on this investment.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion of our financial condition as of June 30, 2026 and December 31, 2025, and our results of operations for the three and six months ended June 30, 2026 and 2025, and should be read in conjunction with our audited consolidated financial statements set forth in our Annual Report on Form 10-K for the year ended December 31, 2025, that was filed with the SEC on February 26, 2026, and with the accompanying unaudited notes to the condensed consolidated financial statements set forth in this Report.
Forward-Looking Statements
Certain statements contained in this Report that are not historical in nature may be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements represent the Company’s current expectations, plans or forecasts of its or its business segments’ future results, which may include, among other measures, revenue, liquidity, net interest income, other income, provision for credit losses, expenses, operating leverage, effective tax rate, efficiency ratio, capital measures, deposits and assets, as well as strategy, future business and economic conditions more generally, and other future matters. These statements can generally be identified by the use of the words and phrases “may,” “will,” “should,” “could,” “would,” “goal,” “plan,” “potential,” “estimate,” “project,” “believe,” “intend,” “anticipate,” “expect,” “target,” “aim,” “predict,” “continue,” “seek,” and other variations of such words and phrases and similar expressions. These forward-looking statements are not historical facts, and are based upon management’s current expectations, estimates, and projections, many of which, by their nature, are inherently uncertain and beyond the Company’s control. The inclusion of these forward-looking statements should not be regarded as a representation by the Company or any other person that such expectations, estimates, and projections will be achieved. Accordingly, the Company cautions shareholders and investors that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, and uncertainties that are difficult to predict. Actual results may prove to be materially different from the results expressed or implied by the forward-looking statements. A number of factors could cause actual results to differ materially from those contemplated by the forward-looking statements including, without limitation, (1) current and future economic conditions, including the effects of inflation, interest rate fluctuations, changes in the economy or global supply chain, supply-demand imbalances affecting local real estate prices, and high unemployment rates in the local or regional economies in which the Company operates and/or the US economy generally, (2) changes or the lack of changes in government interest rate policies and the associated impact on the Company’s business, net interest margin, and mortgage operations, (3) increased competition for deposits, (4) changes in the quality or composition of the Company’s loan or investment portfolios, including adverse developments in borrower industries or in the repayment ability of individual borrowers or issuers of investment securities, or the impact of interest rates on the value of our investment securities portfolio, (5) any deterioration in commercial real estate market fundamentals, (6) the Company’s ability to identify potential candidates for, consummate, and achieve synergies from acquisitions, including risks that cost savings and other synergies from completed or future acquisitions may not be realized (or may be less than or delayed from expectations), challenges in integrating acquired businesses, disruptions to customer, employee, or other relationships, diversion of management attention, and the ability to effectively manage larger or more complex operations post-transaction, (7) the Company’s ability to manage any unexpected outflows of uninsured deposits and to avoid selling investment securities or other assets at an unfavorable time or at a loss, (8) the Company’s ability to successfully execute its various business strategies, (9) changes in state and federal legislation, regulations or policies applicable to banks and other financial service providers, and changes in accounting standards, (10) the effectiveness of the Company’s controls and procedures to detect, prevent, mitigate and otherwise manage the risk of fraud or misconduct by internal or external parties, including attempted physical-security and cybersecurity attacks, denial-of-service attacks, hacking, phishing, social-engineering attacks, malware intrusion, data-corruption attempts, system breaches, identity theft, ransomware attacks, environmental conditions, and intentional acts of destruction, (11) the Company’s dependence on information technology systems of third-party service providers and the risk of systems failures, interruptions, or breaches of security, (12) the impact, extent and timing of technological changes, including the adoption and use of artificial intelligence and other emerging technologies, (13) concentrations of credit or deposit exposure, (14) the impact of natural disasters, pandemics, acts or escalation of war or acts of terrorism, or other catastrophic events, (15) events giving rise to international or regional political instability, including the broader impacts of such events on financial markets and/or global macroeconomic environments, (16) the Company’s ability to attract, and retain key employees in a competitive labor market, (17) the Company’s ability to access capital and liquidity on terms acceptable to us, and/or (18) general competitive, economic, political, and market conditions. Further information regarding the Company and factors which could affect the forward-looking statements contained herein can be found in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, and in any of the Company’s subsequent filings with the SEC. Many of these factors are beyond the Company’s ability to control or predict. If one or more events related to these or other risks or uncertainties materialize, or if the underlying assumptions prove to be incorrect, actual results may differ materially from the forward-looking statements. Accordingly, shareholders and investors should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date of this Report, and the Company undertakes no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law. New risks and uncertainties may emerge from time to time, and it is not possible for the Company to predict their occurrence or how they will affect the Company.
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

	As of or for the three months ended		As of or for the six months ended		As of or for the year ended
	June 30,		June 30,		December 31,
(dollars in thousands, except share data)	2026	2025	2026	2025	2025
Selected Balance Sheet Data
Cash and cash equivalents	$1,112,357	$1,165,729	$1,112,357	$1,165,729	$1,155,895
Investment securities, at fair value	1,527,093	1,337,565	1,527,093	1,337,565	1,459,734
Loans held for sale	198,089	144,212	198,089	144,212	201,076
Loans HFI	12,865,510	9,874,282	12,865,510	9,874,282	12,383,626
Allowance for credit losses on loans HFI	(194,010)	(148,948)	(194,010)	(148,948)	(185,983)
Total assets	16,796,101	13,354,238	16,796,101	13,354,238	16,300,292
Interest-bearing deposits (non-brokered)	10,886,056	8,692,848	10,886,056	8,692,848	10,649,932
Brokered deposits	685,902	518,719	685,902	518,719	625,634
Noninterest-bearing deposits	2,775,208	2,191,903	2,775,208	2,191,903	2,634,395
Total deposits	14,347,166	11,403,470	14,347,166	11,403,470	13,909,961
Borrowings	314,513	164,485	314,513	164,485	212,764
Allowance for credit losses on unfunded commitments	15,859	12,932	15,859	12,932	16,196
Total common shareholders’ equity	1,936,531	1,611,130	1,936,531	1,611,130	1,948,165
Selected Statement of Income Data
Total interest income	$229,438	$182,084	$454,788	$361,790	$833,926
Total interest expense	80,466	70,669	159,851	142,734	317,826
Net interest income	148,972	111,415	294,937	219,056	516,100
Provisions for credit losses	10,116	5,337	13,140	7,629	43,278
Total noninterest income (loss)	25,780	(34,552)	52,155	(11,520)	43,910
Total noninterest expense	91,480	81,261	186,644	160,810	378,214
Income before income taxes	73,156	(9,735)	147,308	39,097	138,518
Income tax expense (benefit)	14,499	(12,652)	31,125	(3,181)	15,880
Net income applicable to noncontrolling interest	8	8	8	8	16
Net income applicable to FB Financial Corporation	$58,649	$2,909	$116,175	$42,270	$122,622
Net interest income (tax-equivalent basis)	$149,788	$112,236	$296,562	$220,663	$519,393
Per Common Share
Basic net income	$1.14	$0.06	$2.25	$0.91	$2.47
Diluted net income	1.13	0.06	2.24	0.91	2.45
Book value	38.75	35.17	38.75	35.17	37.64
Tangible book value(1)	31.19	29.78	31.19	29.78	30.27
Cash dividends declared	0.21	0.19	0.42	0.38	0.76
Selected Ratios
Return on average:
Assets	1.44%	0.09%	1.44%	0.65%	0.84%
Common shareholders’ equity	11.8%	0.74%	11.9%	5.38%	6.90%
Tangible common equity(1)	14.6%	0.87%	14.7%	6.38%	8.40%
Efficiency ratio	52.3%	105.7%	53.8%	77.5%	67.5%
Adjusted efficiency ratio (tax-equivalent basis)(1)	52.0%	56.9%	53.1%	58.4%	56.4%
Loans HFI to deposit ratio	89.7%	86.6%	89.7%	86.6%	89.0%
Noninterest-bearing deposits to total deposits	19.3%	19.2%	19.3%	19.2%	18.9%
Net interest margin (tax-equivalent basis)	3.95%	3.68%	3.94%	3.61%	3.81%
Yield on interest-earning assets	6.07%	5.99%	6.07%	5.95%	6.14%
Cost of interest-bearing liabilities	2.84%	3.13%	2.83%	3.15%	3.13%
Cost of total deposits	2.26%	2.48%	2.26%	2.51%	2.49%

	As of or for the three months ended		As of or for the six months ended		As of or for the year ended
	June 30,		June 30,		December 31,
	2026	2025	2026	2025	2025
Credit Quality Ratios
Allowance for credit losses on loans HFI as a percentage of loans HFI	1.51%	1.51%	1.51%	1.51%	1.50%
Annualized net charge-offs as a percentage of average loans HFI	(0.06)%	(0.02)%	(0.09)%	(0.08)%	(0.06)%
Nonperforming loans HFI as a percentage of loans HFI	1.17%	0.97%	1.17%	0.97%	0.97%
Nonperforming assets as a percentage of total assets(2)	1.14%	0.92%	1.14%	0.92%	0.97%
Capital Ratios (Company)
Total common shareholders’ equity to assets	11.5%	12.1%	11.5%	12.1%	12.0%
Tangible common equity to tangible assets(1)	9.49%	10.4%	9.49%	10.4%	9.84%
Tier 1 leverage	10.1%	11.3%	10.1%	11.3%	10.3%
Tier 1 risk-based capital	11.0%	12.6%	11.0%	12.6%	11.4%
Total risk-based capital	12.9%	14.7%	12.9%	14.7%	13.2%
Common Equity Tier 1	11.0%	12.3%	11.0%	12.3%	11.4%
(1)Non-GAAP financial measure; See "GAAP reconciliation and management explanation of non-GAAP financial measures” and non-GAAP reconciliations herein.
(2)Includes $32.6 million, $21.0 million, and $28.1 million of optional rights to repurchase delinquent GNMA loans as of June 30, 2026, June 30, 2025 and December 31, 2025, respectively.

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

The following table presents a reconciliation of our adjusted efficiency ratio (tax-equivalent basis) to our efficiency ratio for the periods below:

(dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31,
	2026	2025	2026	2025	2025
Adjusted efficiency ratio (tax-equivalent basis)
Total noninterest expense	$91,480	$81,261	$186,644	$160,810	$378,214
Less early retirement and severance costs	—	—	—	—	1,395
Less (gain) loss on lease terminations and other branch closure costs	(42)	—	(37)	—	282
Less charitable contribution to FirstBank Foundation	—	—	—	—	1,130
Less merger and integration costs	—	2,734	1,447	3,135	23,803
Adjusted noninterest expense	$91,522	$78,527	$185,234	$157,675	$351,604
Net interest income	$148,972	$111,415	$294,937	$219,056	$516,100
Net interest income (tax-equivalent basis)	149,788	112,236	296,562	220,663	519,393
Total noninterest income	25,780	(34,552)	52,155	(11,520)	43,910
Less (loss) gain from securities, net	—	(60,549)	1	(60,533)	(60,457)
Less (loss) gain on sales or write-downs of other real estate owned and other assets	(377)	236	(697)	(389)	(1,166)
Less cash life insurance benefit	—	—	763	—	1,148
Adjusted noninterest income	$26,157	$25,761	$52,088	$49,402	$104,385
Total revenue	$174,752	$76,863	$347,092	$207,536	$560,010
Adjusted revenue (tax-equivalent basis)	$175,945	$137,997	$348,650	$270,065	$623,778
Efficiency ratio	52.3%	105.7%	53.8%	77.5%	67.5%
Adjusted efficiency ratio (tax-equivalent basis)	52.0%	56.9%	53.1%	58.4%	56.4%
Tangible book value per common share and tangible common equity to tangible assets
Tangible book value per common share and tangible common equity to tangible assets are non-GAAP measures that exclude the impact of goodwill and other intangibles used by management to evaluate capital adequacy. Because intangible assets, such as goodwill and other intangibles, vary extensively from company to company, we believe that the presentation of this information allows investors to more easily compare our capital position to other companies. The most directly comparable financial measure calculated in accordance with GAAP is book value per common share and our total common shareholders’ equity to total assets.

The following table presents, as of the dates set forth below, tangible common equity compared with total common shareholders’ equity, tangible book value per common share compared with our book value per common share and common equity to tangible assets compared to total common shareholders’ equity to total assets:

	June 30,		December 31,
(dollars in thousands, except share data)	2026	2025	2025
Tangible assets
Total assets	$16,796,101	$13,354,238	$16,300,292
Adjustments:
Goodwill	(350,353)	(242,561)	(350,353)
Intangibles, net	(27,611)	(4,475)	(31,284)
Tangible assets	$16,418,137	$13,107,202	$15,918,655
Tangible common equity
Total common shareholders’ equity	$1,936,531	$1,611,130	$1,948,165
Adjustments:
Goodwill	(350,353)	(242,561)	(350,353)
Intangibles, net	(27,611)	(4,475)	(31,284)
Tangible common equity	$1,558,567	$1,364,094	$1,566,528
Common shares outstanding	49,976,755	45,807,689	51,752,401
Book value per common share	$38.75	$35.17	$37.64
Tangible book value per common share	$31.19	$29.78	$30.27
Total common shareholders’ equity to total assets	11.5%	12.1%	12.0%
Tangible common equity to tangible assets	9.49%	10.4%	9.84%
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
The following table presents, as of the dates set forth below, reconciliations of total average tangible common equity to average shareholders’ equity and return on average tangible common equity to return on average shareholders’ equity:

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31,
(dollars in thousands)	2026	2025	2026	2025	2025
Return on average tangible common equity
Total average common shareholders’ equity	$1,987,199	$1,583,099	$1,976,597	$1,583,527	$1,776,945
Adjustments:
Average goodwill	(350,353)	(242,561)	(350,353)	(242,561)	(296,901)
Average intangibles, net	(28,631)	(4,791)	(29,508)	(5,107)	(19,492)
Average tangible common equity	$1,608,215	$1,335,747	$1,596,736	$1,335,859	$1,460,552
Net income applicable to FB Financial Corporation	$58,649	$2,909	$116,175	$42,270	$122,622
Return on average common shareholders’ equity	11.8%	0.74%	11.9%	5.38%	6.90%
Return on average tangible common equity	14.6%	0.87%	14.7%	6.38%	8.40%

Company overview
We are a financial holding company headquartered in Nashville, Tennessee. We operate primarily through our wholly-owned subsidiary bank, FirstBank, and its subsidiaries. FirstBank provides a comprehensive suite of commercial and consumer banking services to clients in select markets in Tennessee, Alabama, Kentucky, North Carolina and Georgia. As of June 30, 2026, our footprint included 90 full-service branches serving markets across Tennessee, including Nashville, Chattanooga, Knoxville, Memphis, and Jackson in addition to Bowling Green, Kentucky, Columbus and Newnan, Georgia and Birmingham, Anniston, Huntsville, and Auburn, Alabama. Additionally, our banking services extend to community markets throughout our footprint. FirstBank also provides retail mortgage banking services utilizing its bank branch network and mortgage banking offices strategically located throughout the southeastern United States.
We operate through two segments, Banking and Mortgage. We generate the majority of our revenue in our Banking segment from interest on loans and investments, loan-related fees, trust and investment services and deposit-related fees. Our primary source of funding for our loans is customer deposits, however we have other sources of funds including unsecured credit lines, brokered CDs, and other borrowings. We generate most of our revenue in our Mortgage segment from origination fees and gains on sales in the secondary mortgage loan market, as well as from mortgage servicing revenues.
Mergers and acquisitions
Southern States Bancshares, Inc.
On July 1, 2025, the Company completed its merger with Southern States Bancshares, Inc. and its wholly-owned subsidiary, Southern States Bank, with FB Financial Corporation continuing as the surviving entity. This merger strengthened the Company’s presence in existing markets, such as Birmingham and Huntsville, Alabama, while expanding the Company’s footprint further into Alabama and Georgia. The Company acquired total assets of $2.83 billion, total loans of $2.27 billion and assumed total deposits of $2.47 billion. Under the terms of the agreement, each outstanding share of Southern States common stock was converted into the right to receive 0.80 shares of the Company’s stock. Additionally, fractional shares and outstanding stock options were settled in cash. As a result, total consideration paid was $368.4 million based on the Company’s closing stock price of $45.30 per share on June 30, 2025. The merger resulted in additional goodwill of $107.8 million being recorded based on fair value estimates of total net assets acquired and liabilities assumed in the transaction.
Overview of recent financial performance
Results of operations
Three months ended June 30, 2026 compared to three months ended June 30, 2025
We recognized net income of $58.6 million during the three months ended June 30, 2026 compared to $2.9 million for the three months ended June 30, 2025. Diluted earnings per common share were $1.13 and $0.06 for the three months ended June 30, 2026 and 2025, respectively. Our net income represented a ROAA of 1.44% and 0.09% for the three months ended June 30, 2026 and 2025, respectively, and a ROAE of 11.8% and 0.74% for the same periods. Our ROATCE for the three months ended June 30, 2026 and 2025 were 14.6% and 0.87%, respectively. See “GAAP reconciliation and management explanation of non-GAAP financial measures” in this Report for a discussion of tangible common equity and return on average tangible common equity.
Net interest income increased to $149.0 million for the three months ended June 30, 2026 compared with $111.4 million for the three months ended June 30, 2025. Our net interest margin, on a tax-equivalent basis, increased to 3.95% for the three months ended June 30, 2026 as compared to 3.68% for the three months ended June 30, 2025. Net interest income and net interest margin, on a tax-equivalent basis, for the three months ended June 30, 2026 reflected growth in average earning assets and interest-bearing liabilities, primarily as a result of the Southern States merger and continued loan growth, along with a lower cost of interest-bearing deposits and other interest-bearing liabilities.
Provision for credit losses of $10.1 million was recognized for the three months ended June 30, 2026 and $5.3 million for the three months ended June 30, 2025. The increase primarily reflects loan growth and increased reserves on individually evaluated loans.

Noninterest income for the three months ended June 30, 2026 increased by $60.3 million to $25.8 million, compared to a loss of $34.6 million for the three months ended June 30, 2025. The increase was driven by the recognition of a $60.5 million net loss on investment securities stemming from the sale of $266.5 million AFS debt securities during the three months ended June 30, 2025. Refer to the section “Other earning assets” for additional information on the sale of the AFS debt securities.
Noninterest expense increased to $91.5 million for the three months ended June 30, 2026, compared with $81.3 million for the three months ended June 30, 2025. The increase in noninterest expense was primarily driven by higher salaries, commissions and benefits of $6.7 million due to increased headcount resulting from the Southern States merger and higher performance‑based compensation partially offset by recognition of deferred salaries related to loan originations during the period. Additionally, other expense increased $4.1 million, driven in part by higher software license and maintenance fees, franchise tax expense, and modest increases across a range of other expense categories. The merger also contributed $1.4 million of core deposit intangible amortization and higher occupancy expense, partially offset by a $2.7 million decrease in merger and integration costs.
Income tax expense for the three months ended June 30, 2026 was $14.5 million compared to an income tax benefit of $12.7 million for the three months ended June 30, 2025. The change reflects the income tax effect of a $60.5 million loss on sale of AFS debt securities and a one-time gross tax benefit of $10.7 million due to the expiration of the statute of limitations with respect to an amended income tax return and the associated interest for the three months ended June 30, 2025. Additionally, income tax expense for the three months ended June 30, 2026 reflects a reduction of $1.9 million related to transferable tax credits that will be applied to 2026 income taxes.
Six months ended June 30, 2026 compared to the six months ended June 30, 2025
Our net income increased during the six months ended June 30, 2026 to $116.2 million from $42.3 million for the six months ended June 30, 2025. Diluted earnings per common share was $2.24 and $0.91 for the six months ended June 30, 2026 and 2025, respectively. Our net income represented a ROAA of 1.44% and 0.65% for the six months ended June 30, 2026 and 2025, respectively, and a ROAE of 11.9% and 5.38% for the same periods. Our ratio of ROATCE for the six months ended June 30, 2026 and 2025 was 14.7% and 6.38%, respectively. See “GAAP reconciliation and management explanation of non-GAAP financial measures” in this Report for a discussion of tangible common equity and return on average tangible common equity.
During the six months ended June 30, 2026, our net interest income increased to $294.9 million from $219.1 million for the six months ended June 30, 2025. Our net interest margin, on a tax-equivalent basis, increased to 3.94% for the six months ended June 30, 2026 as compared to 3.61% for the six months ended June 30, 2025. The increase in net interest income and net interest margin, on a tax-equivalent basis, was driven by a $93.0 million increase in interest income, partially offset by a $17.1 million increase in interest expense.
Provision for credit losses of $13.1 million was recognized for the six months ended June 30, 2026 and $7.6 million for the six months ended June 30, 2025, primarily due to growth in the loan portfolio and increased reserves on individually evaluated loans.
Noninterest income for the six months ended June 30, 2026 increased by $63.7 million to $52.2 million, compared to a loss of $11.5 million for the prior year period. The increase in noninterest income was driven by the recognition of a $60.5 million net loss on investment securities stemming from the sale of $266.5 million of AFS debt securities during the six months ended June 30, 2025. Refer to the section “Other earning assets” for additional information on the sale of the AFS debt securities.
Noninterest expense increased to $186.6 million for the six months ended June 30, 2026, compared with $160.8 million for the six months ended June 30, 2025. Salaries, commissions and benefits increased $15.7 million reflecting the addition of Southern States personnel and higher performance-based compensation, partially offset by recognition of deferred salaries related to loan originations during the period. Other expense increased $7.8 million, primarily due to higher software license and maintenance fees, franchise tax expense, and broad-based increases across several expense categories. The merger also contributed $2.8 million of core deposit intangible amortization and increased occupancy expense, while merger and integration costs declined $1.7 million from the prior year period.

Income tax expense for the six months ended June 30, 2026 was $31.1 million compared to an income tax benefit of $3.2 million for the six months ended June 30, 2025. The change reflects the income tax effect of a $60.5 million loss on sale of AFS debt securities and a one-time gross tax benefit of $10.7 million due to the expiration of the statute of limitations with respect to an amended income tax return and the associated interest for the six months ended June 30, 2025. Additionally, income tax expense for the six months ended June 30, 2026 reflects a reduction of $1.9 million related to transferable tax credits that will be applied to 2026 income taxes.
Business segment highlights
We operate our business in two business segments: Banking and Mortgage. See Note 12, “Segment reporting” in the notes to our consolidated financial statements contained herein for a description of these business segments.
Banking
Three months ended June 30, 2026 compared to three months ended June 30, 2025
The Banking segment contributed $71.6 million of income before taxes for the current period as compared to a loss before taxes of $6.7 million for the previous period. Net interest income totaled $145.4 million during the three months ended June 30, 2026 compared to $108.9 million during the previous period. Provisions for credit losses on loans HFI and unfunded loan commitments resulted in $9.1 million of provision expense during the current period as compared to $0.6 million during the previous period. The increase was primarily attributable to the growth in loan balances and an increase on individually evaluated reserves during the current period, as well as the benefit recognized from the change in the CECL loss estimation methodology in the previous period. The Banking segment recorded noninterest income of $14.4 million in the current period as compared to a loss of $47.7 million in the previous period. This increase was mainly attributable to a net loss on investment securities of $60.5 million from the sale of $266.5 million AFS debt securities recognized during the previous period. Noninterest expense increased to $79.1 million for the current period compared to $67.3 million for the previous period primarily due to increases in salaries, commissions and benefits, amortization of core deposit intangibles and occupancy, with the majority of these increases associated with the Southern States merger. Additionally, software license and maintenance fees, franchise tax expense, and other operating expenses increased during the period.

Mortgage
Three months ended June 30, 2026 compared to three months ended June 30, 2025
Activity in our Mortgage segment resulted in income before income taxes of $1.6 million for the current period, as compared to a loss before taxes of $3.0 million in the prior period. Net interest income was $3.5 million for the current period and $2.5 million for the prior period. Provisions for credit losses on loans HFI and unfunded loan commitments resulted in provision expense of $1.0 million during the current period compared to $4.8 million during the prior period. The decrease in the provision primarily reflects the impact of the change in the CECL loss estimation methodology, which notably impacted the Company’s reserves on 100% financed 1-to-4 mortgages during the previous period and a change in forecasts associated with home prices. Mortgage banking income decreased $1.9 million to $11.2 million during the current period compared to $13.0 million in the prior period.
The components of mortgage banking income for the three months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30,
(dollars in thousands)	2026	2025
Mortgage banking income
Gains and fees from origination and sale of mortgage loans held for sale	$9,410	$11,200
Net change in fair value of loans held for sale and derivatives	(1,021)	(876)
Change in fair value on MSRs, net of hedging	(3,713)	(4,231)
Mortgage servicing income	6,494	6,936
Total mortgage banking income	$11,170	$13,029
Interest rate lock commitment volume	$435,506	$456,720
Interest rate lock commitment volume by purpose (%):
Purchase	87.2%	87.9%
Refinance	12.8%	12.1%
Mortgage sales	$377,406	$391,061
Mortgage sale margin	2.49%	2.86%
Closing volume	$346,899	$371,132
Outstanding principal balance of mortgage loans serviced	$9,286,531	$9,901,599
Noninterest expense for the three months ended June 30, 2026 and 2025 was $12.4 million and $13.9 million, respectively. The decrease was attributable to the recognition of deferred salary costs within the mortgage portfolio.
Banking
Six months ended June 30, 2026 compared to the six months ended June 30, 2025
The Banking segment contributed $145.1 million of income before taxes for the current period as compared to $40.6 million for the previous period. Net interest income totaled $288.6 million during the six months ended June 30, 2026 compared to $214.7 million during the previous period. Provisions for credit losses on loans HFI and unfunded loan commitments resulted in $11.1 million of provision expense during the current period as compared to $2.8 million during the previous period. The increase in provision expense reflects higher loan balances and increased reserves on individually evaluated loans during the current period, while the previous period benefited from the change in the CECL loss estimation methodology. The Banking segment recorded noninterest income of $28.4 million in the current period as compared to a loss of $37.1 million in the previous period. Similar to above, this increase was mainly attributable to a net loss on investment securities of $60.5 million from the sale of $266.5 million that was recognized during the previous period. Noninterest expense increased to $160.7 million for the current period compared to $134.2 million for the previous period, primarily due to increases in salaries, commissions and benefits, amortization of core deposit intangibles and occupancy, reflecting in part the impact of the Southern States merger. The increase also reflected higher software license and maintenance fees, franchise tax expense, and modest increases across other expense categories.

Mortgage
Six months ended June 30, 2026 compared to the six months ended June 30, 2025
Activity in our Mortgage segment resulted in income before income taxes of $2.2 million for the current period, as compared to a loss before income taxes of $1.5 million in the prior period. Net interest income was $6.4 million for the current period and $4.4 million for the prior period. Provisions for credit losses on loans HFI and unfunded loan commitments resulted in provision expense of $2.0 million during the current period compared to $4.9 million of provision expense during the prior period. As noted above, the decrease in the provision primarily reflects the impact of the change in the CECL loss estimation methodology, which notably impacted the Company's reserves on 100% financed 1-to-4 mortgages during the previous period and a change in forecasts associated with home prices. Mortgage banking income decreased $2.0 million to $23.4 million during the current period compared to $25.5 million in the prior period.
The components of mortgage banking income for the six months ended June 30, 2026 and 2025 were as follows:

	Six Months Ended June 30,
(dollars in thousands)	2026	2025
Mortgage banking income
Gains and fees from origination and sale of mortgage loans held for sale	$17,927	$16,802
Net change in fair value of loans held for sale and derivatives	(13)	1,940
Change in fair value on MSRs, net of hedging	(7,565)	(7,300)
Mortgage servicing income	13,074	14,013
Total mortgage banking income	$23,423	$25,455
Interest rate lock commitment volume	$925,771	$838,497
Interest rate lock commitment volume by purpose (%):
Purchase	80.5%	87.1%
Refinance	19.5%	12.9%
Mortgage sales	$672,529	$613,866
Mortgage sale margin	2.67%	2.74%
Closing volume	$672,302	$642,515
Outstanding principal balance of mortgage loans serviced	$9,286,531	$9,901,599
Noninterest expense for the six months ended June 30, 2026 and 2025 was $25.9 million and $26.6 million, respectively.
Results of operations
Throughout the following discussion of our operating results, we present our net interest income, net interest margin and core efficiency ratio on a fully tax-equivalent basis. The fully tax-equivalent basis adjusts for the tax-favored status of net interest income from certain qualifying loans and investments.
Our tax-exempt income is converted to a tax-equivalent basis by adjusting for the combined federal and blended state statutory income tax rate of 26.06% for the three and six months ended June 30, 2026 and 2025.
Net interest income
Net interest income is the primary component of our earnings and represents the difference, or spread, between interest and fee income generated from earning assets and the interest expense paid on deposits and borrowed funds. Net interest income and margin are shaped by fluctuations in interest rates as well as changes in volume and mix of earning assets and interest-bearing liabilities.
During the three and six months ended June 30, 2026, the U.S. Treasury yield curve continued to steepen as short-term interest rates remained flat and longer-term yields increased in response to elevated inflationary pressures. In comparison, during the three and six months ended June 30, 2025, the U.S. Treasury yield curve fell given uncertainty around tariffs and economic growth. The Federal Funds Target Rate range was 3.50% - 3.75% and 4.25% - 4.50% as of June 30, 2026 and June 30, 2025, respectively.

Three months ended June 30, 2026 compared to three months ended June 30, 2025
Net interest income increased to $149.8 million for the three months ended June 30, 2026 as compared to $112.2 million for the three months ended June 30, 2025. Net interest margin was 3.95% for the three months ended June 30, 2026 compared to 3.68% for the three months ended June 30, 2025. The increase in net interest income and net interest margin reflects a $47.3 million increase in interest income, partially offset by a $9.8 million increase in interest expense.
Interest income was $230.3 million for the three months ended June 30, 2026, compared to $182.9 million for the three months ended June 30, 2025, an increase of $47.3 million, which was primarily driven by an increase in average interest earning assets, most notably loans HFI, reflecting the Southern States merger and loan growth during the period.
Interest income on loans HFI increased $45.8 million to $203.8 million for the three months ended June 30, 2026 from $158.0 million for the three months ended June 30, 2025 due to increased average balances and higher yields stemming from the Southern States merger and continued loan growth, including accretion on those purchased loans. The yield on loans HFI was 6.48% for the three months ended June 30, 2026, up 4 basis points from the three months ended June 30, 2025.
The components of our loan yield for the three months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30,
	2026		2025
(dollars in thousands)	Interest income	Average yield	Interest income	Average yield
Loan HFI yield components:
Contractual interest rate on loans HFI(1)	$195,348	6.22%	$155,697	6.34%
Origination and other loan fee income	2,589	0.08%	1,945	0.08%
Accretion (amortization) on purchased loans	5,049	0.16%	(62)	—%
Nonaccrual interest collections	777	0.02%	384	0.02%
Total loan HFI yield	$203,763	6.48%	$157,964	6.44%
(1) Includes tax equivalent adjustment using combined marginal tax rate of 26.06%.
Accretion on purchased loans contributed 13 basis points to the NIM for the three months ended June 30, 2026 as a result of the Southern States merger. There was no impact of accretion on purchased loans to the NIM for the three months ended June 30, 2025.
Interest expense was $80.5 million for the three months ended June 30, 2026, an increase of $9.8 million as compared to the three months ended June 30, 2025, which was driven by a combination of higher average balance of interest-bearing liabilities, somewhat offset by a decrease in the rate paid on interest-bearing liabilities. These changes were primarily attributable to the merger with Southern States and also impacted by management's deposit strategy.
Interest expense on interest-bearing deposit accounts totaled $78.8 million for the three months ended June 30, 2026, a $10.2 million increase from the $68.6 million recognized for the three months ended June 30, 2025. The increase in interest expense was largely due to increases in average balances across most deposit categories, particularly money market and customer time deposits. The growth in average balances was attributable to the merger. Lower rates paid across these categories, as a result of declining interest rates and management’s strategy to reduce deposit costs, partially offset this increase. Total cost of interest-bearing deposits was 2.81% for the three months ended June 30, 2026 compared to 3.10% for the three months ended June 30, 2025 as interest rates decreased.

Average balance and interest yield/rate analysis
The table below shows the average balances, income and expense and yield and rates of each of our interest-earning assets and interest-bearing liabilities on a tax equivalent basis, if applicable, for the periods indicated.

	Three Months Ended June 30,
	2026			2025
(dollars in thousands)	Average balances	Interest income/ expense	Average yield/ rate	Average balances	Interest income/ expense	Average yield/ rate
Interest-earning assets:
Loans HFI (1)(2)	$12,611,425	$203,763	6.48%	$9,840,932	$157,964	6.44%
Mortgage loans held for sale	205,594	3,111	6.07%	126,072	2,189	6.96%
Investment securities:
Taxable	1,405,824	13,804	3.94%	1,534,895	14,661	3.83%
Tax-exempt(2)	169,143	1,442	3.42%	167,675	1,401	3.35%
Total investment securities(2)	1,574,967	15,246	3.88%	1,702,570	16,062	3.78%
Federal funds sold and reverse repurchase agreements	199,542	1,974	3.97%	113,252	1,256	4.45%
Interest-bearing deposits with other financial institutions	544,979	5,006	3.68%	426,073	4,733	4.46%
FHLB stock	82,091	1,154	5.64%	35,623	701	7.89%
Total interest-earning assets(2)	15,218,598	230,254	6.07%	12,244,522	182,905	5.99%
Noninterest-earning assets:
Cash and due from banks	141,072			115,717
Allowance for credit losses on loans HFI	(187,329)			(151,586)
Other assets (3)(4)	1,161,673			823,837
Total noninterest-earning assets	1,115,416			787,968
Total assets	$16,334,014			$13,032,490
Interest-bearing liabilities:
Interest bearing deposits:
Interest-bearing checking	$2,527,571	$11,601	1.84%	$2,521,239	$15,870	2.52%
Money market deposits	5,305,608	39,263	2.97%	4,115,987	34,957	3.41%
Savings deposits	490,923	1,035	0.85%	352,307	98	0.11%
Customer time deposits	2,308,317	20,610	3.58%	1,404,368	12,454	3.56%
Brokered and internet time deposits	625,579	6,259	4.01%	481,686	5,189	4.32%
Time deposits	2,933,896	26,869	3.67%	1,886,054	17,643	3.75%
Total interest-bearing deposits	11,257,998	78,768	2.81%	8,875,587	68,568	3.10%
Other interest-bearing liabilities:
Securities sold under agreements to repurchase and federal funds purchased	10,683	18	0.68%	11,107	26	0.94%
Federal Home Loan Bank advances	5,769	41	2.85%	23,077	258	4.48%
Subordinated debt	84,145	1,491	7.11%	130,851	1,813	5.56%
Other borrowings	16,478	148	3.60%	2,294	4	0.70%
Total other interest-bearing liabilities	117,075	1,698	5.82%	167,329	2,101	5.04%
Total Interest-bearing liabilities	11,375,073	80,466	2.84%	9,042,916	70,669	3.13%
Noninterest-bearing liabilities:
Demand deposits	2,722,563			2,206,305
Other liabilities(4)	249,086			200,077
Total noninterest-bearing liabilities	2,971,649			2,406,382
Total liabilities	14,346,722			11,449,298
FB Financial Corporation common shareholders’ equity	1,987,199			1,583,099
Noncontrolling interest	93			93
Shareholders’ equity	1,987,292			1,583,192
Total liabilities and shareholders’ equity	$16,334,014			$13,032,490
Net interest income (tax-equivalent basis)(2)		$149,788			$112,236
Interest rate spread (tax-equivalent basis)(2)			3.23%			2.86%
Net interest margin (tax-equivalent basis)(2)(5)			3.95%			3.68%
Cost of total deposits			2.26%			2.48%
Average interest-earning assets to average interest-bearing liabilities			133.8%			135.4%
(1) Average loans are presented gross, including nonaccrual loans and overdrafts (before deduction of allowance for credit losses on loans HFI).
(2) Interest income includes the effects of taxable-equivalent adjustments using the combined federal and blended state statutory income tax rate to increase tax-exempt interest income to a tax-
     equivalent basis. The net taxable-equivalent adjustment amounts included were $0.8 million for both the three months ended June 30, 2026 and 2025.
(3) Includes average net unrealized losses on investment securities available for sale of $50.9 million and $128.8 million for the three months ended June 30, 2026 and 2025, respectively.
(4) Includes average of optional rights to repurchase government guaranteed GNMA mortgage loans previously sold that have become past due greater than 90 days of $33.1 million and $25.2 million for the three months ended June 30, 2026 and 2025, respectively.
(5) The NIM is calculated by dividing annualized net interest income, on a tax-equivalent basis, by average total interest earning assets.

Yield/rate and volume analysis
The table below presents the components of the changes in net interest income for the three months ended June 30, 2026 and 2025. For each major category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes due to average volume and changes due to interest rates, with the changes in both volume and interest rates allocated to these two categories based on the proportionate absolute changes in each category.

	Three months ended June 30, 2026 compared to three months ended June 30, 2025 due to changes in
(dollars in thousands)	Volume	Yield/rate	Net increase (decrease)
Interest-earning assets:
Loans held for investment(1)(2)	$44,763	$1,036	$45,799
Loans held for sale - mortgage	1,203	(281)	922
Investment securities:
Taxable	(1,267)	410	(857)
Tax-exempt(2)	13	28	41
Federal funds sold and reverse repurchase agreements	854	(136)	718
Interest-bearing deposits with other financial institutions	1,092	(819)	273
FHLB stock	653	(200)	453
Total interest income(2)	47,311	38	47,349
Interest-bearing liabilities:
Interest-bearing checking	29	(4,298)	(4,269)
Money market deposits	8,804	(4,498)	4,306
Savings deposits	292	645	937
Customer time deposits	8,071	85	8,156
Brokered and internet time deposits	1,440	(370)	1,070
Securities sold under agreements to repurchase and federal funds purchased	(1)	(7)	(8)
Federal Home Loan Bank advances	(123)	(94)	(217)
Subordinated debt	(828)	506	(322)
Other borrowings	127	17	144
Total interest expense	17,811	(8,014)	9,797
Change in net interest income(2)	$29,500	$8,052	$37,552
(1) Average loans are presented gross, including nonaccrual loans and overdrafts (before deduction of allowance for credit losses on loans HFI).
(2) Interest income includes the effects of the tax-equivalent adjustments to increase tax-exempt interest income to a tax-equivalent basis. The net taxable-equivalent adjustment amounts included was $0.8 million for both the three months ended June 30, 2026 and 2025.

Six months ended June 30, 2026 compared to the six months ended June 30, 2025
Net interest income increased $75.9 million to $296.6 million for the six months ended June 30, 2026 as compared to $220.7 million for the six months ended June 30, 2025. Net interest margin was 3.94% for the six months ended June 30, 2026 compared to 3.61% for the six months ended June 30, 2025. Net interest income was driven by higher average balances of loans HFI resulting from the Southern States merger and continued loan growth, while the increase in net interest margin reflected higher loan yields and a decline in the average cost of interest-bearing deposits.
Interest income was $456.4 million for the six months ended June 30, 2026, compared to $363.4 million for the six months ended June 30, 2025, an increase of $93.0 million. The increase in interest income was primarily attributable to loans HFI, which increased $92.8 million to $402.9 million for the six months ended June 30, 2026 from $310.1 million for the six months ended June 30, 2025. The increase was driven by higher average balances of loans HFI, reflecting the Southern States merger and continued loan growth, as well as a modest increase in yield. The yield on loans HFI increased 6 basis points to 6.49% for the six months ended June 30, 2026 from 6.43% for the six months ended June 30, 2025, largely due to accretion on purchased loans.

The components of our loan yield for the three and six months ended June 30, 2026 and 2025 were as follows:

	Six Months Ended June 30,
	2026		2025
(dollars in thousands)	Interest income	Average yield	Interest income	Average yield
Loans HFI yield components:
Contractual interest rate on loans HFI(1)	$385,877	6.21%	$305,516	6.33%
Origination and other loan fee income	4,737	0.08%	3,742	0.08%
Accretion (amortization) on purchased loans	11,346	0.18%	(60)	—%
Nonaccrual interest collections	948	0.02%	940	0.02%
Total loans HFI yield	$402,908	6.49%	$310,138	6.43%
(1)Includes tax equivalent adjustment using combined federal and blended state statutory income tax rate of 26.06%.
Accretion on purchased loans contributed 15 basis points to the NIM for the six months ended June 30, 2026 as a result of the recent merger. There was no impact of accretion on purchased loans to the NIM for the six months ended June 30, 2025.
Interest expense was $159.9 million for the six months ended June 30, 2026, an increase of $17.1 million as compared to $142.7 million for the six months ended June 30, 2025. The increase was driven by higher average interest‑bearing deposit balances resulting primarily from the merger, partially offset by declines in the rates paid on interest‑bearing deposits.
Interest expense on interest-bearing deposit accounts totaled $156.6 million for the six months ended June 30, 2026, an increase of $17.8 million from the prior year, largely due to increases in average balances across most deposit categories, particularly money market deposits and customer time deposits, reflecting growth associated with the merger. Lower rates paid across these deposit categories partially offset the impact of higher average balances. The average rate paid on interest-bearing deposits was 2.80% for the six months ended June 30, 2026 compared to 3.12% for the six months ended June 30, 2025.

Average balance and interest yield/rate analysis
The table below shows the average balances, income and expense and yield and rates of each of our interest-earning assets and interest-bearing liabilities on a tax equivalent basis, if applicable, for the periods indicated.

	Six Months Ended June 30,
	2026			2025
(dollars in thousands)	Average balances	Interest income/ expense	Average yield/ rate	Average balances	Interest income/ expense	Average yield/ rate
Interest-earning assets:
Loans HFI (1)(2)	$12,513,893	$402,908	6.49%	$9,731,602	$310,138	6.43%
Mortgage loans held for sale	188,617	5,661	6.05%	110,096	3,622	6.63%
Investment securities:
Taxable	1,392,301	27,379	3.97%	1,538,363	29,132	3.82%
Tax-exempt (2)	168,902	2,867	3.42%	167,815	2,798	3.36%
Total investment securities (2)	1,561,203	30,246	3.91%	1,706,178	31,930	3.77%
Federal funds sold and reverse repurchase agreements	203,653	3,995	3.96%	118,293	2,630	4.48%
Interest-bearing deposits with other financial institutions	621,401	11,343	3.68%	617,581	13,635	4.45%
Restricted equity securities, at cost	80,682	2,260	5.65%	34,067	1,442	8.54%
Total interest-earning assets (2)	15,169,449	456,413	6.07%	12,317,817	363,397	5.95%
Noninterest-earning assets:
Cash and due from banks	144,171			119,417
Allowance for credit losses on loans HFI	(187,769)			(151,909)
Other assets (3)(4)	1,170,501			833,923
Total noninterest-earning assets	1,126,903			801,431
Total assets	$16,296,352			$13,119,248
Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing checking	$2,577,672	$23,949	1.87%	$2,679,843	$34,137	2.57%
Money market deposits	5,388,331	79,134	2.96%	4,099,959	69,317	3.41%
Savings deposits	469,271	1,691	0.73%	353,082	164	0.09%
Customer time deposits	2,213,144	39,610	3.61%	1,388,793	25,156	3.65%
Brokered and internet time deposits	615,229	12,262	4.02%	462,909	10,043	4.38%
Time deposits	2,828,373	51,872	3.70%	1,851,702	35,199	3.83%
Total interest-bearing deposits	11,263,647	156,646	2.80%	8,984,586	138,817	3.12%
Other interest-bearing liabilities:
Securities sold under agreements to repurchase and federal funds purchased	11,613	34	0.59%	11,077	32	0.58%
Federal Home Loan Bank advances	2,901	41	2.85%	11,602	258	4.48%
Subordinated debt	83,972	2,977	7.15%	130,803	3,617	5.58%
Other borrowings	8,840	153	3.49%	1,760	10	1.15%
Total other interest-bearing liabilities	107,326	3,205	6.02%	155,242	3,917	5.09%
Total interest-bearing liabilities	11,370,973	159,851	2.83%	9,139,828	142,734	3.15%
Noninterest-bearing liabilities:
Demand deposits	2,687,706			2,170,812
Other liabilities(4)	260,983			224,988
Total noninterest-bearing liabilities	2,948,689			2,395,800
Total liabilities	14,319,662			11,535,628
FB Financial Corporation common shareholders’ equity	1,976,597			1,583,527
Noncontrolling interest	93			93
Shareholders’ equity	1,976,690			1,583,620
Total liabilities and shareholders’ equity	$16,296,352			$13,119,248
Net interest income (tax-equivalent basis)(2)		$296,562			$220,663
Interest rate spread (tax-equivalent basis)(2)			3.24%			2.80%
Net interest margin (tax-equivalent basis) (2)(5)			3.94%			3.61%
Cost of total deposits			2.26%			2.51%
Average interest-earning assets to average interest-bearing liabilities			133.4%			134.8%
(1)Average loans are presented gross, including nonaccrual loans and overdrafts (before deduction of allowance for credit losses on loans HFI).
(2)Interest income includes the effects of taxable-equivalent adjustments using the combined federal and blended state statutory income tax rate to increase tax-exempt interest income to a tax-
equivalent basis. The net tax-equivalent adjustment amounts included in income were $1.6 million for both the six months ended June 30, 2026 and 2025.
(3)Includes average net unrealized losses on investment securities available for sale of $47.2 million and $130.5 million for the six months ended June 30, 2026 and 2025, respectively.
(4)Includes average of optional rights to repurchase government guaranteed GNMA mortgage loans previously sold that meet certain defined delinquency criteria of $32.6 million and $27.9 million for the six months ended June 30, 2026 and 2025, respectively.
(5)The NIM is calculated by dividing annualized net interest income, on a tax-equivalent basis, by average total earning assets.

Yield/rate and volume analysis
The tables below present the components of the changes in net interest income for the six months ended June 30, 2026 and 2025. For each major category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes due to average volume and changes due to interest rates, with the changes in both volume and interest rates allocated to these two categories based on the proportionate absolute changes in each category.

	Six months ended June 30, 2026 compared to six months ended June 30, 2025 due to changes in
(dollars in thousands)	Volume	Yield/rate	Net increase (decrease)
Interest-earning assets:
Loans HFI(1)(2)	$89,581	$3,189	$92,770
Loans held for sale - mortgage	2,357	(318)	2,039
Investment securities:
Taxable	(2,872)	1,119	(1,753)
Tax-exempt(2)	18	51	69
Federal funds sold and reverse repurchase agreements	1,674	(309)	1,365
Interest-bearing deposits with other financial institutions	70	(2,362)	(2,292)
Restricted equity securities, at cost	1,306	(488)	818
Total interest income(2)	92,134	882	93,016
Interest-bearing liabilities:
Interest-bearing checking deposits	(949)	(9,239)	(10,188)
Money market deposits	18,921	(9,104)	9,817
Savings deposits	419	1,108	1,527
Customer time deposits	14,754	(300)	14,454
Brokered and internet time deposits	3,036	(817)	2,219
Securities sold under agreements to repurchase and federal funds purchased	2	—	2
Federal Home Loan Bank advances	(123)	(94)	(217)
Subordinated debt	(1,660)	1,020	(640)
Other borrowings	123	20	143
Total interest expense	34,523	(17,406)	17,117
Change in net interest income(2)	$57,611	$18,288	$75,899
(1)Average loans are presented gross, including nonaccrual loans and overdrafts (before deduction of allowance for credit losses on loans HFI).
(2)Interest income includes the effects of the tax-equivalent adjustments to increase tax-exempt interest income to a tax-equivalent basis. The net taxable-equivalent adjustment amounts included was $1.6 million for both the six months ended June 30, 2026 and 2025.

Provision for credit losses
The provision for credit losses charged to operating expense is an amount which, in the judgment of management, is necessary to maintain the allowance for credit losses at an appropriate level under the current expected credit loss model. The determination of the amount of the allowance is complex and involves a high degree of judgment and subjectivity.
Our allowance for credit losses calculation as of June 30, 2026 resulted from management’s best estimate of losses over the life of loans and unfunded commitments in our portfolio in accordance with the CECL approach.
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
Three months ended June 30, 2026 compared to three months ended June 30, 2025
We recognized a provision for credit losses on loans held for investment of $9.7 million for the three months ended June 30, 2026, compared to a reversal of provision for credit losses of $1.1 million for the three months ended June 30, 2025. The higher provision expense for the three months ended June 30, 2026 was primarily driven by stronger loan growth and increased reserves on individually evaluated loans. Furthermore, the prior year period included a $6.8 million provision expense reduction resulting from a change in the CECL loss estimation methodology. See further discussion under the subheading "Allowance for credit losses."
We also estimate expected credit losses on off-balance sheet loan commitments that are not accounted for as derivatives. When applying the CECL methodology to estimate expected credit loss, we consider the likelihood that funding will occur, the contractual period of exposure to credit loss, the risk of loss, historical loss experience, and current conditions along with expectations of future economic conditions. We recorded a provision for credit losses on unfunded commitments of $0.5 million and $6.4 million for the three months ended June 30, 2026 and 2025, respectively. The lower provision expense for the three months ended June 30, 2026 was primarily due to the impact of a $6.5 million expense recorded in the prior year period associated with a change in the CECL loss estimation methodology.
During the three months ended June 30, 2026 and 2025 it was determined that all AFS debt securities that experienced a decline in fair value below amortized cost basis were due to noncredit-related factors. Therefore, there was no provision for credit losses recognized on AFS debt securities during the three months ended June 30, 2026 and 2025.
Six months ended June 30, 2026 compared to six months ended June 30, 2025
We recognized a provision for credit losses on loans HFI for the six months ended June 30, 2026 and 2025 of $13.5 million and $0.8 million, respectively. The higher provision expense for the six months ended June 30, 2026 was primarily driven by stronger loan growth and increased reserves on individually evaluated loans. Furthermore, the prior year period included a $6.8 million provision expense reduction resulting from a change in the CECL loss estimation methodology.
We recorded a reversal of credit losses on unfunded commitments of $0.3 million and provision expense of $6.8 million for the six months ended June 30, 2026 and 2025, respectively. The lower provision expense for the six months ended June 30, 2026 was primarily attributable to a one-time expense item of $6.5 million in the prior year period which represented the impact of the change in the CECL loss estimation methodology.
During the six months ended June 30, 2026 and 2025, it was determined that all AFS debt securities that experienced a decline in fair value below amortized cost basis were due to noncredit-related factors. Therefore, there was no provision for credit losses recognized on AFS debt securities during the six months ended June 30, 2026 and 2025.

Noninterest income
The following table sets forth the components of noninterest income for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2026	2025	2026	2025
Mortgage banking income	$11,170	$13,029	$23,423	$25,455
Investment services and trust income	4,517	3,922	8,865	7,633
Service charges on deposit accounts	4,468	3,392	8,844	6,871
ATM and interchange fees	3,274	2,878	6,251	5,555
(Loss) gain from investment securities, net	—	(60,549)	1	(60,533)
(Loss) gain on sales or write-downs of premises and equipment, other real estate owned and other assets	(377)	236	(697)	(389)
Other income	2,728	2,540	5,468	3,888
Total noninterest income (loss)	$25,780	$(34,552)	$52,155	$(11,520)
Three months ended June 30, 2026 compared to three months ended June 30, 2025
Noninterest income amounted to $25.8 million for the three months ended June 30, 2026, an increase of $60.3 million, as compared to a loss of $34.6 million for the three months ended June 30, 2025. The increase in noninterest income was driven by the net loss from investment securities during the three months ended June 30, 2025. Excluding the recognition of the $60.5 million of net loss from investment securities sales recognized during the three months ended June 30, 2025, noninterest income was $26.0 million for the three months ended June 30, 2025.
Mortgage banking income includes origination fees, gains and losses on the sale of mortgage loans, changes in fair value of mortgage loans and related derivatives, as well as mortgage servicing income, which includes the change in fair value of MSRs and related derivatives. Mortgage banking income was $11.2 million for the three months ended June 30, 2026, a decrease of $1.9 million compared to the prior period. The decrease was primarily due to lower gains and fees from the origination and sale of mortgage loans held for sale and lower mortgage loan servicing income. These decreases were partially offset by a smaller loss on the fair value of loans held for sale and related derivatives and a smaller decline in the fair value of mortgage servicing rights.
Investment services and trust income is comprised of wealth management fees and trust and insurance income. This caption increased $0.6 million during the three months ended June 30, 2026 to $4.5 million as compared to $3.9 million during the three months ended June 30, 2025.
Service charges on deposit accounts include overdraft fees, account analysis fees and other customer transaction-related service charges. Service charges on deposit accounts increased $1.1 million during the three months ended June 30, 2026 to $4.5 million as compared to $3.4 million during the three months ended June 30, 2025. The increase was primarily due to the increase in deposit accounts from the Southern States merger.
ATM and interchange fees represent income related to customers’ utilization of their debit cards and interchange income. ATM and interchange fees were $3.3 million for the three months ended June 30, 2026, compared to $2.9 million for the three months ended June 30, 2025.
Net loss from investment securities was $60.5 million for the three months ended June 30, 2025. There was no net loss from investment securities for the three months ended June 30, 2026. The net loss from investment securities during the three months ended June 30, 2025 was the result of management's election to sell $266.5 million of AFS debt securities. Refer to the section “Other earnings assets” for additional information on the sale of the AFS debt securities.
Net loss on sales or write-downs of premises and equipment, other real estate owned and other assets was $0.4 million for the three months ended June 30, 2026 compared to a net gain of $0.2 million for the three months ended June 30, 2025.
Other income is comprised of income recognized that does not typically fit into income categories and includes components such as BOLI income, swap fees, and equity investments income. Other income increased $0.2 million to $2.7 million during the three months ended June 30, 2026 as compared to $2.5 million during the three months ended June 30, 2025.

Six months ended June 30, 2026 compared to six months ended June 30, 2025
Noninterest income amounted to $52.2 million for the six months ended June 30, 2026, an increase of $63.7 million, as compared to a $11.5 million loss for the six months ended June 30, 2025. Excluding the recognition of the $60.5 million of net loss from investment securities sales recognized during the six months ended June 30, 2025, noninterest income was $49.0 million for the six months ended June 30, 2025.
Mortgage banking income was $23.4 million for the six months ended June 30, 2026, a decrease of $2.0 million compared to the prior period. The decrease primarily reflects a decline in the net change in the fair value of loans held for sale and related derivatives and lower mortgage loan servicing income, partially offset by higher gains and fees from the origination and sale of mortgage loans held for sale.
Investment services and trust income increased $1.2 million during the six months ended June 30, 2026 to $8.9 million as compared to $7.6 million during the six months ended June 30, 2025. This growth was driven primarily by higher fees resulting from increased assets under management in existing accounts.
Service charges on deposit accounts increased $2.0 million during the six months ended June 30, 2026 to $8.8 million as compared to $6.9 million during the six months ended June 30, 2025. The increase was primarily due to the increase in deposit accounts from the Southern States merger.
ATM and interchange fees were $6.3 million for the six months ended June 30, 2026, compared to $5.6 million for the six months ended June 30, 2025.
Net gain from investment securities was $1 thousand for the six months ended June 30, 2026 compared to a net loss of $60.5 million for the six months ended June 30, 2025. The net loss from investment securities during the six months ended June 30, 2025 was the result of management's election to sell $266.5 million of AFS debt securities. Refer to the section “Other earning assets” for additional information on the sale of the AFS debt securities.
Net loss on sales or write-downs of premises and equipment, other real estate owned and other assets improved by $0.3 million for the six months ended June 30, 2026.
Other income increased $1.6 million to $5.5 million during the six months ended June 30, 2026 as compared to $3.9 million during the six months ended June 30, 2025. This increase reflects higher BOLI income of $1.3 million, largely due to $0.8 million of death benefit proceeds recognized during the six months ended June 30, 2026.
Noninterest expense
The following table sets forth the components of noninterest expense for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2026	2025	2026	2025
Salaries, commissions and employee benefits	$53,332	$46,631	$110,680	$94,982
Occupancy and equipment expense	7,617	6,710	15,093	13,307
Advertising	2,556	2,178	4,704	4,665
Data processing	2,352	2,161	4,806	4,474
Legal and professional fees	1,882	2,426	3,862	4,418
Amortization of core deposit and other intangibles	1,804	631	3,673	1,287
Merger and integration costs	—	2,734	1,447	3,135
Other expense	21,937	17,790	42,379	34,542
Total noninterest expense	$91,480	$81,261	$186,644	$160,810
Three months ended June 30, 2026 compared to three months ended June 30, 2025
Noninterest expense increased by $10.2 million, or 12.6%, during the three months ended June 30, 2026 to $91.5 million as compared to $81.3 million in the three months ended June 30, 2025. The increase in noninterest expense was driven by increases in salaries, commissions and employee benefits, amortization of core deposit and other intangibles, occupancy and other expense partially offset by a decrease in merger and integration costs associated with the Southern States merger.

Salaries, commissions and employee benefits expense is comprised of salaries and wages in addition to other employee benefit costs and represents the largest component of noninterest expense. For the three months ended June 30, 2026, salaries and employee benefits expense increased $6.7 million, to $53.3 million as compared to $46.6 million for the three months ended June 30, 2025. The increase was primarily driven by higher compensation-related costs, including increased headcount associated with the Southern States merger and higher performance based incentive compensation, partially offset by higher deferred salary costs related to loan originations during the period.
Occupancy and equipment expense includes occupancy, depreciation and equipment expense. Occupancy and equipment expense of $7.6 million and $6.7 million was recognized for the three months ended June 30, 2026 and 2025, respectively. The increase was primarily due to the expansion of our branch network in connection with the Southern States merger.
Advertising includes expenses related to sponsorships, advertising, marketing, customer relations and business development and public relations. During the three months ended June 30, 2026, advertising expense increased $0.4 million to $2.6 million compared to $2.2 million during the three months ended June 30, 2025.
Data processing is comprised of all third-party core operating system and processing charges as well as payroll processing. Data processing fees were $2.4 million for the three months ended June 30, 2026, compared to $2.2 million for the three months ended June 30, 2025.
Legal and professional fees represent fees incurred for the various support functions, which includes legal, consulting, outsourcing and other professional related fees. Legal and professional fees were $1.9 million and $2.4 million for the three months ended June 30, 2026 and 2025, respectively.
Amortization of core deposit and other intangibles were $1.8 million for the three months ended June 30, 2026, compared to $0.6 million for the three months ended June 30, 2025. The increase was primarily due to $1.4 million of amortization associated with the core deposit intangible assumed with the merger of Southern States.
Merger and integration costs include costs associated with the merger, integration and conversion of business combinations. Merger and integration costs were $2.7 million for the three months ended June 30, 2025. These costs primarily include legal and other professional fees, and costs associated with integration activities. There were no such costs for the three months ended June 30, 2026.
Other expense is comprised of expense that does not typically fit into other expense categories and includes mortgage servicing expenses, regulatory fees and deposit insurance assessments, software license and maintenance fees and various other miscellaneous expenses. Other expense increased $4.1 million during the three months ended June 30, 2026 to $21.9 million compared to $17.8 million during the three months ended June 30, 2025. The increase was primarily driven by a $1.2 million increase in software license and maintenance fees and a $0.9 million increase in franchise tax expense, along with modest increases across a range of expense categories, including card transaction fees, servicing fees and other operating expenses.
Six months ended June 30, 2026 compared to six months ended June 30, 2025
Noninterest expense increased by $25.8 million, or 16.1%, during the six months ended June 30, 2026 to $186.6 million as compared to $160.8 million in the six months ended June 30, 2025. The increase in noninterest expense was attributable to increases in salaries and employee benefits, amortization of core deposit intangible and other intangibles, occupancy and other noninterest expense partially offset by a decrease in merger and integration costs associated with the Southern States merger.
Salaries, commissions and employee benefits expense increased $15.7 million, or 16.5%, to $110.7 million for the six months ended June 30, 2026 as compared to $95.0 million for the six months ended June 30, 2025. Higher salaries and benefit costs related to the Southern States merger, together with increased incentive compensation expense reflecting the Company's performance, contributed to the increase. These increases were partially offset by deferred salary costs related to loan originations during the current period.
Occupancy and equipment expense of $15.1 million and $13.3 million was recognized for the six months ended June 30, 2026 and 2025. The increase was driven by the expansion of our branch network in connection with the Southern States merger.
Advertising expense was $4.7 million for both the six months ended June 30, 2026 and 2025.

Data processing fees were $4.8 million for the six months ended June 30, 2026, compared to $4.5 million for the six months ended June 30, 2025.
Legal and professional fees were $3.9 million and $4.4 million for the six months ended June 30, 2026 and 2025, respectively.
Amortization of core deposit and other intangibles was $3.7 million for the six months ended June 30, 2026, compared to $1.3 million for the six months ended June 30, 2025. The increase was primarily due to $2.8 million of amortization associated with the core deposit intangible assumed with the merger of Southern States.
Merger and integration costs were $1.4 million for the six months ended June 30, 2026 associated with the merger with Southern States compared to $3.1 million for the six months ended June 30, 2025. These costs primarily include legal and other professional fees, severance and other employee-related costs, costs associated with branch consolidation, conversion and integration activities.
Other noninterest expense increased $7.8 million during the six months ended June 30, 2026 to $42.4 million compared to $34.5 million during the six months ended June 30, 2025. The increase was attributable to a $1.9 million increase in software license and maintenance fees, a $1.8 million increase in franchise tax expense and modest increases across a range of other expense categories, including regulatory costs, card transaction fees, contributions and dues, servicing fees and other operating expenses.
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
Our efficiency ratio was 52.3% and 53.8% for the three and six months ended June 30, 2026, respectively, and 105.7% and 77.5% for the three and six months ended June 30, 2025, respectively. Our adjusted efficiency ratio, on a tax-equivalent basis, was 52.0% and 53.1% for the three and six months ended June 30, 2026, respectively, and 56.9% and 58.4% for the three and six months ended June 30, 2025, respectively. See “GAAP reconciliation and management explanation of non-GAAP financial measures” in this Report for a discussion of the adjusted efficiency ratio.
Income taxes
Income tax expense was $14.5 million and $31.1 million for the three and six months ended June 30, 2026, respectively, compared to income tax benefit of $12.7 million and $3.2 million for the three and six months ended June 30, 2025, respectively. This represents effective tax rates of 19.8% and 21.1% for the three and six months ended June 30, 2026, respectively, and 130.0% and (8.1)% for the three and six months ended June 30, 2025, respectively. The primary differences from the enacted Federal rates are applicable state income taxes and certain non‑deductible expenses, including limitations under Section 162(m). For the three and six months ended June 30, 2025, income tax benefit includes the income tax effect of a $60.5 million loss on sale of AFS debt securities and a one-time gross tax benefit of $10.7 million due to the expiration of the statute of limitations with respect to an amended income tax return and the associated interest. Additionally, income tax expense for the three and six months ended June 30, 2026 reflects a reduction of $1.9 million related to transferable tax credits that will be applied to 2026 income taxes. Refer to Note 8 “Income taxes” in the notes to the consolidated financial statements for additional information regarding the Company’s income tax expense and effective tax rates.

Financial condition
The following discussion of our financial condition compares balances as of June 30, 2026 and December 31, 2025.
Loan portfolio
The following table sets forth the balance and associated percentage of each class of financing receivable in our loan portfolio as of the dates indicated:

	June 30,			December 31,
	2026				2025
(dollars in thousands)	Committed	Amount Outstanding	% of total outstanding	Committed	Amount Outstanding	% of total outstanding
Loan Type:
Commercial and industrial	$3,732,279	$2,259,794	18%	$3,646,142	$2,181,935	18%
Construction	1,901,883	1,157,961	9%	1,893,275	1,188,494	10%
Residential real estate:
1-to-4 family mortgage	1,929,691	1,917,533	15%	1,855,064	1,838,122	15%
Residential line of credit	1,652,942	802,753	6%	1,569,351	741,309	6%
Multi-family mortgage	774,481	767,500	6%	752,058	745,360	6%
Commercial real estate:
Owner-occupied	2,349,410	2,252,681	18%	2,241,135	2,148,870	17%
Non-owner occupied	3,097,523	3,016,923	23%	2,965,536	2,900,499	23%
Consumer and other	716,215	690,365	5%	659,567	639,037	5%
Total loans	$16,154,424	$12,865,510	100%	$15,582,128	$12,383,626	100%
Our loans HFI portfolio is our most significant earning asset, comprising 76.6% and 76.0% of our total assets at June 30, 2026 and December 31, 2025, respectively. Our strategy is to grow our loan portfolio by originating quality commercial and consumer type loans that comply with our credit policies and that produce revenues consistent with our financial objectives. Our overall lending approach is primarily focused on providing credit to our customers directly in the markets we serve. However, we also participate in loan syndications and participations from other banks (collectively, “participated loans”). As of June 30, 2026 and December 31, 2025, loans HFI included approximately $410.0 million and $433.2 million, respectively, related to participated loans.
We also sell loan participations to unaffiliated third-parties as part of our credit risk management and balance sheet management strategy. During the three months ended June 30, 2026 and 2025, we sold $4.2 million and $2.4 million loan participations, respectively. During the six months ended June 30, 2026 and 2025, we sold $6.5 million and $3.5 million loan participations, respectively. All loans, whether or not we act as a participant, are underwritten to the same standards as all other loans we originate. We believe our loan portfolio is well-balanced, which provides us with the opportunity to grow while monitoring our loan concentrations.
Loan concentrations are considered to exist when there are amounts loaned to a number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. Our lending activity is heavily concentrated in the geographic market areas we serve, with the highest concentration in Tennessee. This geographic concentration subjects our loan portfolio to the general economic conditions within the state. The risks created by this concentration have been considered by management in the determination of the appropriateness of the allowance for credit losses on loans HFI. As of June 30, 2026 and December 31, 2025, there were no concentrations of loans exceeding 10% of total loans other than our geographic exposure to Tennessee, Alabama and Georgia, as well as the categories of loans disclosed in the table above. We believe our loan portfolio is diversified relative to industry concentrations across the various loan portfolio categories. For additional details related to the concentrations within our loan portfolio, refer to the industry classification and collateral property type concentration tables detailed later in this section.

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
The table below shows concentration ratios for the Bank and Company as of June 30, 2026 and December 31, 2025.

	As a percentage (%) of Tier 1 capital plus allowance for credit losses
	FirstBank	FB Financial Corporation
June 30, 2026
Construction	62.6%	63.8%
Commercial real estate	269.0%	273.9%
December 31, 2025
Construction	64.6%	65.6%
Commercial real estate	264.5%	268.4%

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

	June 30, 2026
(dollars in thousands)	Committed	Amount Outstanding	Nonperforming(1)
Commercial and industrial
Real estate rental and leasing	$545,651	$315,699	$500
Finance and insurance	521,664	340,579	966
Construction	489,559	187,271	559
Manufacturing	333,297	236,579	13,340
Wholesale trade	320,855	193,454	70
Professional, scientific and technical services	214,087	122,897	524
Information	192,691	111,002	—
Retail trade	156,710	109,105	35
Transportation and warehousing	148,084	118,551	1,940
Arts, entertainment and recreation	123,022	73,521	224
Other services (except public administration)	115,010	89,325	502
Administrative and support and waste management and remediation services	111,624	87,580	1,629
Accommodation and food services	98,536	73,017	324
Health care and social assistance	91,029	52,199	351
Educational services	60,346	41,609	—
Management of companies and enterprises	57,502	42,402	—
Other	152,612	65,004	433
Total	$3,732,279	$2,259,794	$21,397

Commercial real estate owner-occupied
Retail trade	$430,469	$419,747	$—
Real estate rental and leasing	282,334	269,190	1,808
Other services (except public administration)	279,825	271,721	3,676
Manufacturing	272,025	262,899	687
Health care and social assistance	243,171	235,367	391
Accommodation and food services	201,382	200,149	1,418
Transportation and warehousing	105,404	93,809	61
Construction	104,119	91,254	—
Wholesale trade	98,001	93,852	—
Arts, entertainment and recreation	67,013	65,202	—
Professional, scientific and technical services	61,691	60,263	1,941
Educational services	44,763	44,045	497
Agriculture, forestry, fishing and hunting	44,664	40,189	837
Administrative and support and waste management and remediation services	34,952	34,246	435
Management of companies and enterprises	20,686	14,704	—
Finance and insurance	20,002	17,780	2,668
Other	38,909	38,264	174
Total	$2,349,410	$2,252,681	$14,593
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

	June 30, 2026
(dollars in thousands)	Committed	Amount Outstanding	Nonperforming(1)
Commercial real estate non-owner occupied
Warehouse and industrial	$691,302	$665,665	$2,316
Retail	577,639	567,761	11,858
Hotel	532,820	528,660	—
Office	520,122	504,676	6,196
Assisted living and special care facilities	178,656	176,383	—
Self-storage	156,702	155,089	102
Land-manufactured housing	126,449	122,346	157
Restaurants, bars and event venues	58,274	53,800	1,008
Healthcare facility	54,958	54,928	—
Convenience store and gas station	45,546	44,712	—
Recreation, sports and entertainment	39,285	38,379	—
Other	115,770	104,524	2,183
Total	$3,097,523	$3,016,923	$23,820

Construction
Consumer:
Construction	$255,999	$165,460	$16,338
Land	92,694	83,794	271
Commercial:
Land	279,835	234,189	1,653
Multi-family	198,116	81,828	—
Retail	106,934	61,285	—
Self-storage	60,985	25,395	—
Healthcare facility	57,027	19,869	—
Hotel	45,285	15,400	—
Office	35,771	24,099	—
Recreation, sports and entertainment	25,300	14,141	—
Special care facility	20,004	747	—
Car wash	14,232	6,952	—
Convenience store and gas station	13,193	7,896	—
Other	91,808	39,780	—
Residential Development:
Construction	484,910	291,856	11,897
Land	87,148	55,351	—
Lots	32,642	29,919	598
Total	$1,901,883	$1,157,961	$30,757
1) Nonperforming loans are those on which the accrual of interest has stopped, as well as loans that are contractually 90 days or more past due on which interest continues to accrue.

Loan maturity and sensitivities
The following table presents the contractual maturities of our loan portfolio as of June 30, 2026. Loans with scheduled maturities are reported in the maturity category in which the payment is due. Demand loans with no stated maturity and overdrafts are reported in the “due in 1 year or less” category. Loans that have adjustable rates are shown as amortizing to final maturity rather than when the interest rates are next subject to change. The tables do not include prepayment assumptions or scheduled repayments.

	June 30, 2026
Loan type (dollars in thousands)	Maturing in one year or less	Maturing in one to five years	Maturing in five to fifteen years	Maturing after fifteen years	Total
Commercial and industrial	$891,642	$1,111,516	$253,935	$2,701	$2,259,794
Construction	552,527	452,649	122,607	30,178	1,157,961
Residential real estate:
1-to-4 family mortgage	166,647	536,439	167,218	1,047,229	1,917,533
Residential line of credit	88,146	158,763	555,844	—	802,753
Multi-family mortgage	267,145	328,988	164,262	7,105	767,500
Commercial real estate:
Owner-occupied	332,951	1,196,645	472,425	250,660	2,252,681
Non-owner occupied	539,461	1,736,776	656,482	84,204	3,016,923
Consumer and other	30,301	99,228	148,653	412,183	690,365
Total ($)	$2,868,820	$5,621,004	$2,541,426	$1,834,260	$12,865,510
Total (%)	22.3%	43.6%	19.8%	14.3%	100.0%
For loans due after one year or more, the following table presents the interest rate composition for loans outstanding as of June 30, 2026.

	June 30, 2026
Loan type (dollars in thousands)	Fixed interest rate	Floating interest rate	Total
Commercial and industrial	$512,123	$856,029	$1,368,152
Construction	143,161	462,273	605,434
Residential real estate:
1-to-4 family mortgage	1,259,153	491,733	1,750,886
Residential line of credit	5,155	709,452	714,607
Multi-family mortgage	235,230	265,125	500,355
Commercial real estate:
Owner-occupied	1,129,805	789,925	1,919,730
Non-owner occupied	1,107,727	1,369,735	2,477,462
Consumer and other	585,425	74,639	660,064
Total ($)	$4,977,779	$5,018,911	$9,996,690
Total (%)	49.8%	50.2%	100.0%
The following table presents the contractual maturities of our loan portfolio segregated into fixed and floating interest rate loans as of June 30, 2026.

	June 30, 2026
Contractual maturity (dollars in thousands)	Fixed interest rate	Floating interest rate	Total
One year or less	$1,091,934	$1,776,886	$2,868,820
One to five years	2,747,668	2,873,336	5,621,004
Five to fifteen years	1,004,094	1,537,332	2,541,426
Over fifteen years	1,226,017	608,243	1,834,260
Total ($)	$6,069,713	$6,795,797	$12,865,510
Total (%)	47.2%	52.8%	100.0%

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
Nonperforming assets
Our nonperforming assets consist of nonperforming loans, other real estate owned and other repossessed non-earning assets. As of June 30, 2026 and December 31, 2025, we had $192.3 million and $158.1 million, respectively, in nonperforming assets. Nonperforming loans are those on which the accrual of interest has stopped, as well as loans that are contractually 90 or more days past due on which interest continues to accrue. Accrued interest receivable written off as an adjustment to interest income amounted to $0.4 million and $1.1 million for the three months ended June 30, 2026 and 2025, respectively, and $0.6 million and $1.3 million for the six months ended June 30, 2026 and 2025, respectively. Additionally, we had net interest recoveries on nonperforming assets previously charged off of $0.8 million and $0.4 million, respectively, for the three months ended June 30, 2026 and 2025, and $0.9 million for both the six months ended June 30, 2026 and 2025.
Nonperforming loans HFI increased by $29.7 million to $150.2 million as of June 30, 2026 compared to $120.5 million as of December 31, 2025. The increase primarily reflected higher nonperforming balances in the commercial real estate and commercial and industrial portfolios, including one significant relationship in each portfolio that migrated to nonperforming status during the current period. These increases were partially offset by decreases in the 1-to-4 family mortgage and construction portfolios.
As of June 30, 2026 and December 31, 2025, we had $32.6 million and $28.1 million, respectively, of delinquent GNMA optional repurchase loans previously sold included on our consolidated balance sheets in loans held for sale. These are considered nonperforming assets as we do not earn any interest on the unexercised option to repurchase these loans. The following table provides details of our nonperforming assets, the ratio of such loans and other nonperforming assets to total assets, and certain other related information as of the dates presented:

	June 30,		December 31,
(dollars in thousands)	2026	2025	2025
Loan Type:
Commercial and industrial	$21,397	$2,816	$6,373
Construction	30,757	29,026	34,208
Residential real estate:
1-to-4 family mortgage	28,500	24,764	32,505
Residential line of credit	1,801	1,808	2,014
Multi-family mortgage	7,419	9,582	8,199
Commercial real estate:
Owner-occupied	14,593	7,907	10,606
Non-owner occupied	23,820	3,697	4,514
Consumer and other	21,896	16,312	22,053
Total nonperforming loans HFI	$150,183	$95,912	$120,472
Mortgage loans held for sale(1)	32,578	20,977	28,102
Other real estate owned	5,544	2,998	6,009
Other repossessed assets	3,961	3,151	3,564
Total nonperforming assets	$192,266	$123,038	$158,147
Nonperforming loans HFI as a percentage of total loans HFI	1.17%	0.97%	0.97%
Nonperforming assets as a percentage of total assets	1.14%	0.92%	0.97%
Nonaccrual loans HFI as a percentage of loans HFI	0.84%	0.75%	0.71%
(1) Represents optional right to repurchase government guaranteed GNMA mortgage loans previously sold that meet certain defined delinquency criteria.

We have evaluated our loans HFI classified as nonperforming and believe all nonperforming loans have been adequately reserved for in the allowance for credit losses on loans HFI as of June 30, 2026 and December 31, 2025. Management also continually monitors past due loans for potential credit quality deterioration. Loans not considered nonperforming include loans 30-89 days past due that continue to accrue interest amounting to $59.1 million at June 30, 2026 as compared to $66.8 million at December 31, 2025. The decrease from December 31, 2025 to June 30, 2026 primarily occurred within our 1-to-4 family mortgage, multi-family and consumer and other portfolios partially offset by an increase in our owner occupied commercial real estate portfolio.
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
Effective June 30, 2025, we changed certain estimation techniques, inputs, and assumptions used to estimate expected credit losses on loan portfolios and unfunded commitments. Following a periodic review of our credit loss estimation process, we adopted a discounted cash flow methodology, adjusted for current conditions and reasonable and supportable forecasts, for all loan segments except consumer and other loans, which continue to utilize the weighted average remaining maturity methodology. The same methodologies are used to estimate expected credit losses on off-balance sheet commitments. Additional information regarding these changes is included in Note 1, “Basis of presentation and summary of significant accounting policies,” to our Annual Report on Form 10-K for the year ended December 31, 2025.
The following table presents the allocation of the allowance for credit losses by loan HFI category as well as the ratio of loans by loan category compared to the total loans HFI portfolio as of the dates indicated:

	June 30,			December 31,
	2026			2025
(dollars in thousands)	Amount	ACL as a % of loans HFI category	% of loans to total loans HFI	Amount	ACL as a % of loans HFI category	% of loans to total loans HFI
Loan Type:
Commercial and industrial	$26,275	1.16%	18%	$24,130	1.11%	18%
Construction	27,457	2.37%	9%	25,633	2.16%	10%
Residential real estate:
1-to-4 family mortgage	33,846	1.77%	15%	33,218	1.81%	15%
Residential line of credit	10,186	1.27%	6%	10,589	1.43%	6%
Multi-family mortgage	11,566	1.51%	6%	12,260	1.64%	6%
Commercial real estate:
Owner-occupied	19,961	0.89%	18%	21,609	1.01%	17%
Non-owner occupied	42,003	1.39%	23%	36,235	1.25%	23%
Consumer and other	22,716	3.29%	5%	22,309	3.49%	5%
Total allowance for credit losses on loans HFI	$194,010	1.51%	100%	$185,983	1.50%	100%

The following table summarizes activity in our allowance for credit losses on loans HFI during the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31,
(dollars in thousands)	2026	2025	2026	2025	2025
Allowance for credit losses on loans HFI at beginning of period	$186,324	$150,531	$185,983	$151,942	$151,942
Initial allowance for credit losses on loans purchased with credit deterioration	—	—	—	—	7,518
Charge-offs:
Commercial and industrial	(637)	(70)	(2,805)	(2,971)	(3,136)
Construction	(111)	—	(315)	—	(399)
Residential real estate:
1-to-4 family mortgage	(421)	(433)	(826)	(436)	(1,126)
Residential line of credit	—	—	(23)	—	—
Commercial real estate:
Owner-occupied	—	—	—	(17)	(17)
Consumer and other	(1,313)	(951)	(2,546)	(1,923)	(4,196)
Total charge-offs	$(2,482)	$(1,454)	$(6,515)	$(5,347)	$(8,874)
Recoveries:
Commercial and industrial	$148	$173	$249	$215	$386
Construction	2	—	27	—	—
Residential real estate:
1-to-4 family mortgage	58	11	66	20	39
Residential line of credit	1	1	1	1	12
Commercial real estate:
Owner-occupied	16	9	29	30	42
Non-owner occupied	—	528	—	529	529
Consumer and other	288	251	693	754	1,200
Total recoveries	$513	$973	$1,065	$1,549	$2,208
Net charge-offs	(1,969)	(481)	(5,450)	(3,798)	(6,666)
Impact of change in accounting estimate for current expected credit losses(1)	—	(6,848)	—	(6,848)	(6,848)
Provision for credit losses on loans HFI(1)	9,655	5,746	13,477	7,652	40,037
Allowance for credit losses on loans HFI at the end of period	$194,010	$148,948	$194,010	$148,948	$185,983
Ratio of net charge-offs during the period to average loans outstanding during the period	(0.06)%	(0.02)%	(0.09)%	(0.08)%	(0.06)%
Allowance for credit losses on loans HFI as a percentage of loans	1.51%	1.51%	1.51%	1.51%	1.50%
Allowance for credit losses on loans HFI as a percentage of nonaccrual loans HFI	178.7%	201.4%	178.7%	201.4%	212.0%
Allowance for credit losses on loans HFI as a percentage of nonperforming loans	129.2%	155.3%	129.2%	155.3%	154.4%
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

The following tables details our provision for (reversal of) credit losses on loans HFI and net (charge-offs) recoveries to average loans HFI outstanding by loan category during the periods indicated:

	Provision for (reversal of) credit losses on loans HFI(1)	Net (charge-offs) recoveries	Average loans HFI	Ratio of net (charge-offs) recoveries to average loans HFI
(dollars in thousands)
Three months ended June 30, 2026
Commercial and industrial	$1,296	$(489)	$2,238,931	(0.09)%
Construction	43	(109)	1,161,343	(0.04)%
Residential real estate:
1-to-4 family mortgage	1,028	(363)	1,869,665	(0.08)%
Residential line of credit	(352)	1	781,147	—%
Multi-family mortgage	1,205	—	729,494	—%
Commercial real estate:
Owner-occupied	(2,190)	16	2,203,118	—%
Non-owner occupied	7,014	—	2,915,610	—%
Consumer and other	1,611	(1,025)	712,117	(0.58)%
Total	$9,655	$(1,969)	$12,611,425	(0.06)%
Three months ended June 30, 2025
Commercial and industrial	$4,647	$103	$1,774,727	0.02%
Construction	(3,804)	—	1,026,505	—%
Residential real estate:
1-to-4 family mortgage	4,484	(422)	1,634,538	(0.10)%
Residential line of credit	(2,526)	1	623,991	—%
Multi-family mortgage	(522)	—	636,696	—%
Commercial real estate:
Owner-occupied	(144)	9	1,367,656	—%
Non-owner occupied	(2,544)	528	2,176,214	0.10%
Consumer and other	(693)	(700)	600,605	(0.47)%
Total	$(1,102)	$(481)	$9,840,932	(0.02)%
Six Months Ended June 30, 2026
Commercial and industrial	$4,701	$(2,556)	$2,215,704	(0.23)%
Construction	2,112	(288)	1,169,819	(0.05)%
Residential real estate:
1-to-4 family mortgage	1,388	(760)	1,846,049	(0.08)%
Residential line of credit	(381)	(22)	766,077	(0.01)%
Multi-family mortgage	(694)	—	745,960	—%
Commercial real estate:
Owner-occupied	(1,677)	29	2,179,987	—%
Non-owner occupied	5,768	—	2,881,592	—%
Consumer and other	2,260	(1,853)	708,705	(0.53)%
Total	$13,477	$(5,450)	$12,513,893	(0.09)%
Six Months Ended June 30, 2025
Commercial and industrial	$6,360	$(2,756)	$1,732,477	(0.32)%
Construction	(9,850)	—	1,046,311	—%
Residential real estate:
1-to-4 family mortgage	5,338	(416)	1,630,233	(0.05)%
Residential line of credit	(2,282)	1	614,753	—%
Multi-family mortgage	382	—	634,682	—%
Commercial real estate:
Owner-occupied	(67)	13	1,352,619	—%
Non-owner occupied	243	529	2,134,919	0.05%
Consumer and other	680	(1,169)	585,608	(0.40)%
Total	$804	$(3,798)	$9,731,602	(0.08)%

	Provision for (reversal of) credit losses on loans HFI(1)	Net (charge-offs) recoveries	Average loans HFI	Ratio of net (charge-offs) recoveries to average loans HFI
(dollars in thousands)
Year Ended December 31, 2025
Commercial and industrial	$8,254	$(2,750)	$1,939,663	(0.14)%
Construction	(5,964)	(399)	1,123,085	(0.04)%
Residential real estate:
1-to-4 family mortgage	8,901	(1,087)	1,736,885	(0.06)%
Residential line of credit	(406)	12	662,550	—%
Multi-family mortgage	1,589	—	680,205	—%
Commercial real estate:
Owner occupied	8,076	25	1,730,888	—%
Non-owner occupied	6,757	529	2,519,175	0.02%
Consumer and other	5,982	(2,996)	623,411	(0.48)%
Total	$33,189	$(6,666)	$11,015,862	(0.06)%
(1) Includes the impact of changes to estimation techniques, inputs and assumptions used to estimate credit losses during the year ended December 31, 2025. See “Note 1, “Basis of presentation and summary of significant accounting policies” in our Annual Report on Form 10-K for the year ended December 31, 2025 for further discussion on the change in estimate.
The ACL on loans HFI was $194.0 million and $186.0 million and represented 1.51% and 1.50% of loans HFI as of June 30, 2026 and December 31, 2025, respectively. For further information related to the change in the ACL refer to “Provision for credit losses” section herein and Note 4, “Loans and allowance for credit losses on loans HFI” in the notes to our consolidated financial statements.
Our ratio of total nonperforming loans HFI as a percentage of total loans HFI increased by 20 basis points to 1.17% as of June 30, 2026 compared to December 31, 2025 primarily due to increases in nonperforming loans within the commercial real estate and commercial and industrial portfolios, reflecting the migration of one significant relationship in each portfolio to nonperforming status during the current period. These increases were partially offset by decreases in the 1-to-4 family mortgage and construction portfolios.
For the three months ended June 30, 2026, we experienced net charge-offs of $2.0 million, or 0.06% of average loans HFI, compared to net charge-offs of $0.5 million, or 0.02% for the three months ended June 30, 2025. For the six months ended June 30, 2026, we experienced net charge-offs of $5.5 million, or 0.09% of average loans HFI, compared to net charge-offs of $3.8 million, or 0.08% for the six months ended June 30, 2025. We also maintain an allowance for credit losses on unfunded commitments in other liabilities, which decreased to $15.9 million as of June 30, 2026 from $16.2 million as of December 31, 2025 primarily due to changes in segment‑level reserve rates and shifts in the mix of available commitments across calculation segments.
Mortgage loans held for sale consisted of $165.5 million of residential real estate mortgage loans in the process of being sold to third-party private investors or government sponsored agencies and $32.6 million of GNMA optional repurchase loans. This compares to $173.0 million of residential real estate mortgage loans in the process of being sold to third-party private investors or government sponsored agencies and $28.1 million of GNMA optional repurchase loans as of December 31, 2025.

Other earning assets
Securities purchased under agreements to resell (“reverse repurchase agreements”)
We enter into agreements with certain customers to purchase investment securities under agreements to resell at specific dates in the future. This investment deploys some of our unused liquidity position into an instrument that improves the return on those funds. Securities purchased under agreements to resell totaled $72.1 million and $45.8 million at June 30, 2026 and December 31, 2025, respectively.
Federal funds sold
Federal funds sold may fluctuate from period to period depending upon our liquidity position at the time and our strategy for deploying liquidity. Federal funds sold totaled $156.7 million and $167.5 million at June 30, 2026 and December 31, 2025, respectively.
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
The fair value of our AFS debt securities portfolio was $1.52 billion and $1.46 billion as of June 30, 2026 and December 31, 2025, respectively. Included in the fair value of AFS debt securities were net unrealized losses of $51.8 million and $47.9 million as of June 30, 2026 and December 31, 2025, respectively. Current net unrealized losses are driven by prevailing interest rate levels versus interest rate levels when many of the bonds were purchased.
During the three and six months ended June 30, 2026, we purchased $94.7 million and $196.5 million of AFS debt securities, respectively. There were no AFS debt securities sold during three and six months ended June 30, 2026. Maturities, prepayments and calls of AFS debt securities totaled $72.7 million and $132.8 million for the three and six months ended June 30, 2026, respectively.
During the three and six months ended June 30, 2025, we purchased $78.1 million and $181.8 million, respectively, of AFS debt securities. We sold $266.5 million of mortgage-backed AFS debt securities with a weighted average yield of 1.63% during the three and six months ended June 30, 2025. The securities sold resulted in a net loss on securities of $60.5 million. Maturities, prepayments and calls of AFS debt securities totaled $59.8 million and $134.7 million for the three and six months ended June 30, 2025, respectively.

The following table sets forth the fair value, scheduled maturities and weighted average yields for our AFS debt securities portfolio as of the dates indicated below:

	June 30,			December 31,
	2026			2025
(dollars in thousands)	Fair value	% of total investment securities	Weighted average yield (1)	Fair value	% of total investment securities	Weighted average yield (1)
U.S. government agency securities:
Maturing within one year	—	—%	—%	—	—%	—%
Maturing in one to five years	—	—%	—%	—	—%	—%
Maturing in five to ten years	325,919	21.4%	4.15%	284,641	19.5%	4.50%
Maturing after ten years	422,858	27.8%	4.16%	385,447	26.4%	4.65%
Total U.S. government agency securities	748,777	49.2%	4.16%	670,088	45.9%	4.59%
Mortgage-backed securities - residential and commercial:
Maturing within one year	—	—%	—%	—	—%	—%
Maturing in one to five years	2,999	0.2%	5.74%	2,192	0.2%	7.52%
Maturing in five to ten years	49,634	3.3%	4.14%	44,058	3.0%	4.06%
Maturing after ten years	540,751	35.5%	3.68%	566,748	38.8%	3.89%
Total mortgage-backed securities - residential and commercial	593,384	39.0%	3.73%	612,998	42.0%	3.89%
Municipal securities:
Maturing within one year	1,952	0.1%	0.96%	204	—%	2.81%
Maturing in one to five years	6,057	0.4%	3.85%	5,673	0.4%	3.82%
Maturing in five to ten years	48,287	3.2%	3.38%	42,493	2.9%	3.53%
Maturing after ten years	113,877	7.5%	3.08%	120,000	8.2%	3.03%
Total municipal securities	170,173	11.2%	3.28%	168,370	11.5%	3.18%
U.S. Treasury securities:
Maturing within one year	—	—%	—%	—	—%	—%
Maturing in one to five years	7,066	0.5%	3.73%	5,803	0.4%	3.71%
Maturing in five to ten years	—	—%	—%	1,322	0.1%	3.81%
Maturing after ten years	—	—%	—%	—	—%	—%
Total U.S. Treasury securities	7,066	0.5%	3.73%	7,125	0.5%	3.73%
Corporate securities:
Maturing within one year	—	—%	—%	—	—%	—%
Maturing in one to five years	993	0.1%	6.70%	998	0.1%	6.76%
Maturing in five to ten years	700	—%	7.25%	—	—%	—%
Maturing after ten years	—	—%	—%	—	—%	—%
Total corporate securities	1,693	0.1%	6.93%	998	0.1%	6.76%
Total AFS debt securities	$1,521,093	100.0%	3.89%	$1,459,579	100.0%	4.13%
(1)Yields on a tax-equivalent basis.

Equity securities
As of June 30, 2026 and December 31, 2025, we had $6.0 million and $0.2 million, respectively, in marketable equity securities recorded at fair value that consisted of CRA mutual funds. The change in the fair value of equity securities recorded at fair value resulted in a net gain of $1 thousand for the six months ended June 30, 2026. There was no such amount recognized for the three months ended June 30, 2026 or three and six months ended June 30, 2025.

Deposits
Deposits represent the Bank’s primary source of funding. We continue to focus on growing core customer deposits through our relationship driven banking philosophy, community-focused marketing programs and our treasury management services.

Total deposits increased to $14.35 billion as of June 30, 2026 from $13.91 billion as of December 31, 2025. Noninterest‑bearing deposits rose to $2.78 billion from $2.63 billion. Interest‑bearing deposits increased to $11.57 billion from $11.28 billion.
Within interest‑bearing categories, our checking balances were $2.48 billion and $2.65 billion at June 30, 2026 and December 31, 2025, respectively. Money market and savings balances decreased by $183.2 million from December 31, 2025 due to the conclusion of a deposit campaign that ended at year end of 2025. Customer time deposits increased by $591.4 million from December 31, 2025 driven by a $400.0 million short-term public funds time deposit and new and existing customer growth into targeted maturity tenors. Brokered and internet time deposits increased $60.3 million to $685.9 million as of June 30, 2026 compared to December 31, 2025 as part of our liquidity management strategy.
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

The following table sets forth the distribution by type of our deposit accounts as of the dates indicated:

	June 30,			December 31,
	2026			2025
(dollars in thousands)	Amount	% of total deposits	Average rate(1)	Amount	% of total deposits	Average rate(1)
Deposit Type
Noninterest-bearing demand	$2,775,208	19%	—%	$2,634,395	19%	—%
Interest-bearing checking	2,479,291	17%	1.87%	2,651,369	19%	2.31%
Money market	5,277,276	37%	2.96%	5,541,144	40%	3.39%
Savings deposits	509,204	4%	0.73%	428,496	3%	0.22%
Customer time deposits	2,620,285	18%	3.61%	2,028,923	15%	3.71%
Brokered and internet time deposits	685,902	5%	4.02%	625,634	4%	4.25%
Total deposits	$14,347,166	100%	2.26%	$13,909,961	100%	2.49%

Customer Time Deposits(2)
0.00-1.00%	$56,259	2%		$81,752	4%
1.01-2.00%	57,618	2%		55,299	3%
2.01-3.00%	255,648	11%		225,090	11%
3.01-4.00%	1,949,110	74%		949,539	47%
4.01-5.00%	300,859	11%		716,099	35%
Above 5.00%	791	—%		1,144	—%
Total customer time deposits	$2,620,285	100%		$2,028,923	100%
Brokered and Internet Time Deposits(2)
0.00-1.00%	$—	—%		$—	—%
1.01-2.00%	—	—%		—	—%
2.01-3.00%	—	—%		—	—%
3.01-4.00%	671,902	98%		574,468	92%
4.01-5.00%	14,000	2%		51,166	8%
Above 5.00%	—	—%		—	—%
Total brokered and internet time deposits	$685,902	100%		$625,634	100%
Total time deposits	$3,306,187			$2,654,557
(1) Average rates presented for the six months ended June 30, 2026 and the year ended December 31, 2025, respectively. (2) Based on rates presented as of period-end.
Further details related to our deposit customer base is presented below as of the dates indicated:

	June 30,		December 31,
	2026		2025
(dollars in thousands)	Amount	% of total deposits	Amount	% of total deposits
Deposits by customer segment(1)
Consumer	$6,014,105	42%	$6,063,015	44%
Commercial	6,354,797	44%	6,162,221	44%
Public	1,978,264	14%	1,684,725	12%
Total deposits	$14,347,166	100%	$13,909,961	100%
(1) Segments are determined based on the customer account level.

The tables below set forth maturity information on time deposits as of June 30, 2026, categorized by balances less than $250 thousand and greater than $250 thousand, exceeding FDIC insurance limits:

(dollars in thousands)	Amount	Weighted average interest rate at period end
Time deposits of $250 and less
Months to maturity:
Three or less	$590,992	3.70%
Over Three to Six	584,274	3.64%
Over Six to Twelve	250,315	3.17%
Over Twelve	643,857	3.68%
Total	$2,069,438	3.61%

Time deposits of greater than $250
Months to maturity:
Three or less	$678,420	3.76%
Over Three to Six	238,456	3.70%
Over Six to Twelve	141,733	3.47%
Over Twelve	178,140	3.73%
Total	$1,236,749	3.71%
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
Further details related to our estimated insured or collateralized deposits and uninsured and uncollateralized deposits is presented below as of the dates indicated:

	June 30,	December 31,
	2026	2025
Estimated insured or collateralized deposits(1)	$10,208,000	$9,825,599
Estimated uninsured and uncollateralized deposits(1)	$4,139,166	$4,084,362
Estimated uninsured and uncollateralized deposits as a % of total deposits(1)	28.9%	29.4%
Estimated uninsured deposits(2)	$6,139,388	$5,777,547
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
Securities sold under agreements to repurchase and federal funds purchased
We enter into agreements with certain customers to sell certain securities under agreements to repurchase the security the following day. These agreements are made to provide customers with comprehensive treasury management products as a short-term return for their excess funds. Securities sold under agreements to repurchase totaled $8.4 million and $9.9 million at June 30, 2026 and December 31, 2025, respectively.

We also maintain lines with certain correspondent banks that provide borrowing capacity in the form of federal funds purchased. Federal funds purchased are short-term borrowings that typically mature within one to fourteen days. Borrowings against these lines, which are classified as federal funds purchased, totaled $63.1 million and $90.0 million as of June 30, 2026 and December 31, 2025, respectively.
FHLB advances
As a member of the FHLB system, we may utilize advances from the FHLB in order to provide additional liquidity and funding. Under these short-term agreements, we maintain a line of credit that as of June 30, 2026 and December 31, 2025 had total borrowing capacity of $2.25 billion and $2.21 billion, respectively. As of June 30, 2026 and December 31, 2025, we had qualifying loans pledged as collateral securing these lines amounting to $3.88 billion and $3.82 billion, respectively. Overnight cash advances against this line totaled $125.0 million as of June 30, 2026. Subsequent to June 30, 2026, these were paid in full. There were no FHLB advances outstanding as of December 31, 2025.
Subordinated debt
During the year ended December 31, 2025, we redeemed $30.9 million of junior subordinated debentures and $100.0 million of ten-year fixed-to-floating rate subordinated notes at the principal amount plus accrued interest, in accordance with the terms of the notes.
On July 1, 2025, we assumed three separate fixed-to-floating rate subordinated notes in connection with our merger with Southern States with a principal balance totaling $92.5 million. As of June 30, 2026, no other subordinated debt remained outstanding apart from the debt assumed through this business combination.
Further details regarding our subordinated debt as of June 30, 2026 are provided below.

(dollars in thousands)	Year established	Maturity	Call date	Total debt outstanding	Interest rate	Coupon structure
February 2032 Subordinated Debt(1)	2022	02/07/2032	03/30/2027	$47,500	3.50%	Quarterly fixed(2)
October 2032 Subordinated Debt(1)	2022	10/26/2032	12/30/2027	40,000	7.00%	Quarterly fixed(2)
December 2031 Subordinated Debt(1)	2021	12/22/2031	12/31/2026	5,000	3.50%	Quarterly fixed(2)
Unamortized fair value marks				(8,172)
Total subordinated debt, net				$84,328
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

Other borrowings
Other borrowings include our finance lease liability totaling $1.1 million as of both June 30, 2026 and December 31, 2025. Additionally, other borrowings include optional rights to repurchase GNMA loans previously sold that meet certain defined delinquency criteria and are eligible for repurchase totaling $32.6 million and $28.1 million as of June 30, 2026 and December 31, 2025, respectively. See Note 6, “Leases” and Note 11, “Fair value of financial instruments” within the notes to our consolidated financial statements herein for additional information regarding our finance lease and optional rights to repurchase GNMA loans, respectively.
Other borrowings may periodically include borrowings from the Federal Reserve’s Discount Window or other borrowing programs available to us as an additional source of short-term liquidity. As of June 30, 2026 and December 31, 2025, there were no such other borrowings outstanding. Under our Borrower‑in‑Custody arrangement, we are permitted to pledge qualifying loans as collateral while retaining possession of the loan documentation. As of June 30, 2026 and December 31, 2025, we had pledged loan collateral totaling $2.72 billion and $2.88 billion, respectively, to the Federal Reserve under the Borrower-in-Custody program, resulting in total borrowing capacity of $2.14 billion and $2.27 billion, respectively.

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
Our investment portfolio is another alternative for meeting liquidity needs. These assets generally have readily available markets that offer conversions to cash as needed. AFS debt securities within our investment portfolio are typically used to secure government, public, trust and other deposits and as collateral for short-term borrowings, letters of credit and derivative instruments. As of June 30, 2026 and December 31, 2025, we had pledged securities with carrying values of $829.8 million and $810.6 million, respectively.
Additional sources of liquidity include federal funds purchased, repurchase agreements, FHLB borrowings, Federal Reserve Discount Window borrowings and lines of credit. Interest is charged at the prevailing market rate on federal funds purchased, reverse repurchase agreements and FHLB advances, and at the Federal Reserve’s primary credit rate for Discount Window borrowings.
Overnight advances obtained from the FHLB are used primarily to meet day to day liquidity needs, particularly when the cost of such borrowing compares favorably to the rates that we would be required to pay to attract deposits. Overnight cash FHLB advances totaled $125.0 million as of June 30, 2026. Subsequent to June 30, 2026, these were paid in full. There were no FHLB advances outstanding as of December 31, 2025. As of June 30, 2026 and December 31, 2025, we had the ability to borrow $2.25 billion and $2.21 billion, respectively, in which $2.11 billion and $2.21 billion, respectively, remained available.
Short‑term borrowings from the Federal Reserve’s Discount Window serve as an additional contingent source of liquidity. The Company accesses the Discount Window through its Borrower‑in‑Custody collateral arrangement, which permits the Bank to pledge qualifying loans while retaining custody of the underlying loan documentation. There were no Federal Reserve Discount Window borrowings outstanding as of June 30, 2026 or December 31, 2025. As of June 30, 2026 and December 31, 2025, we had borrowing capacity of $2.14 billion and $2.27 billion, respectively under the Discount Window Borrower‑in‑Custody program, all of which remained available.
We also maintained unsecured lines of credit with other commercial banks totaling $405.0 million as of both June 30, 2026 and December 31, 2025. These are unsecured, uncommitted lines of credit typically maturing at various times within the next twelve months. Borrowings against these lines, which are classified as federal funds purchased, totaled $63.1 million and $90.0 million as of June 30, 2026 and December 31, 2025, respectively. As of both June 30, 2026 and December 31, 2025, we also had $50.0 million available through the IntraFi network, which allows us to offer banking customers access to FDIC insurance protection on deposits through our Bank which exceed FDIC insurance limits.

Our current on-balance sheet liquidity and available sources of liquidity are summarized in the table below:

	June 30,	December 31,
(dollars in thousands)	2026	2025
Current on-balance sheet liquidity:
Cash and cash equivalents	$1,112,357	$1,155,895
Unpledged AFS debt securities	691,290	649,000
Equity securities, at fair value	6,000	155
Total on-balance sheet liquidity	$1,809,647	$1,805,050

Available sources of liquidity:
Unsecured borrowing capacity(1)	$4,012,661	$3,915,314
FHLB remaining borrowing capacity	2,106,161	2,214,796
Federal Reserve discount window	2,138,248	2,268,599
Total available sources of liquidity	$8,257,070	$8,398,709

On-balance sheet liquidity as a percentage of total assets	10.8%	11.1%
On-balance sheet liquidity and available sources of liquidity as a percentage of estimated uninsured and uncollateralized deposits(2)	243.2%	249.8%
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
Due to state banking laws and the Federal Reserve's Regulation H, the Bank may not declare dividends in any calendar year in an amount exceeding the total of its net income for that year combined with its retained net income of the preceding two years, without the prior approval of the TDFI and/or Federal Reserve. In addition, dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements. Dividends paid by the Bank to the holding company were made in accordance with applicable state banking laws and the Federal Reserve’s Regulation H. During the three and six months ended June 30, 2026, there were $90.6 million and $126.4 million in cash dividends approved by the board for payment from the Bank to the holding company. During the three and six months ended June 30, 2025, there were $52.3 million and $62.1 million in cash dividends approved by the board for payment from the Bank to the holding company. Subsequent to June 30, 2026, the Board approved an additional dividend of $39.3 million to be paid during the third quarter of 2026.
During the three and six months ended June 30, 2026, the Company declared shareholder dividends of $0.21 per share, or $10.9 million and $0.42 per share, or $22.0 million, respectively. During the three and six months ended June 30, 2025, the Company declared shareholder dividends of $0.19 per share, or $8.8 million and $0.38 per share, or $17.8 million, respectively. Subsequent to June 30, 2026, the Company declared a quarterly dividend in the amount of $0.21 per share, payable on August 25, 2026, to stockholders of record as of August 11, 2026.

Shareholders’ equity and capital management
Our total shareholders’ equity was $1.94 billion and $1.95 billion as of June 30, 2026 and December 31, 2025, respectively. The decrease in shareholders’ equity was primarily attributable to stock repurchases of $106.0 million and dividends declared of $22.0 million. This decrease was partially offset by net income of $116.2 million. Book value per common share was $38.75 as of June 30, 2026 and $37.64 as of December 31, 2025.
Our capital management consists of providing adequate equity to support our current and future operations. We are subject to various regulatory capital requirements administered by state and federal banking agencies, including the TDFI, Federal Reserve and the FDIC. Failure to meet minimum capital requirements may prompt certain actions by regulators that, if undertaken, could have a direct material adverse effect on our financial condition and results of operations. The Federal Reserve and the FDIC have issued guidelines governing the levels of capital that banks must maintain. As of June 30, 2026 and December 31, 2025, we met all capital adequacy requirements for which we were subject. See additional discussion regarding our capital adequacy and ratios within Note 13, “Minimum capital requirements” in the notes to our consolidated financial statements contained herein.

June 30, 2026	FB Financial Corporation	FirstBank	To be Well-Capitalized(1)
Total risk-based capital ratio	12.9%	12.5%	10.0%
Tier 1 risk-based capital ratio	11.0%	11.3%	8.0%
Common equity tier 1 ratio	11.0%	11.3%	6.5%
Tier 1 leverage ratio	10.1%	10.4%	5.0%
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

The following analysis depicts the estimated impact on net interest income and EVE of immediate changes in interest rates at the specified levels for the periods presented:

	Percentage change in:
	Net interest income (1)
Change in interest rates	June 30,	December 31,
(in basis points)	2026	2025
+400	11.3%	11.7%
+300	9.23%	9.50%
+200	6.41%	6.57%
+100	3.32%	3.40%
-100	(3.30)%	(3.48)%
-200	(5.91)%	(6.63)%
-300	(7.27)%	(8.90)%

	Percentage change in:
	Economic value of equity (2)
Change in interest rates	June 30,	December 31,
(in basis points)	2026	2025
+400	(13.5)%	(14.8)%
+300	(10.1)%	(11.2)%
+200	(6.08)%	(6.84)%
+100	(2.64)%	(3.03)%
-100	1.80%	2.13%
-200	3.10%	3.27%
-300	4.72%	3.35%
(1)The percentage change represents the projected net interest income for 12 months on a static balance sheet in a stable interest rate environment compared to the projected net interest income in the various rate scenarios.
(2)The percentage change in this column represents our EVE in a stable interest rate environment compared to EVE in the various rate scenarios.
The results for the net interest income simulations as of June 30, 2026 and December 31, 2025 resulted in an asset sensitive position. The primary influence of our asset sensitivity is the floating rate structure in many of our loans held for investment as well as the composition of our liabilities which is primarily customer deposits. Our floating-rate loan portfolio is indexed to market rates and the timing and magnitude of loan and deposit repricing varies in proportion to market rate fluctuations. We actively monitor and perform stress tests on our deposit betas as part of our overall management of interest rate risk. This requires the use of various assumptions based on historical relationships of these variables in reaching any conclusion. Since these correlations are based on competitive pricing in the market, we anticipate that our future results will likely be different from the scenario results presented above and such differences could be material.
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
There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION
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
ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about repurchases of common stock by the Company during the quarter ended June 30, 2026:

Period	(a) Total number of shares purchased	(b) Average price paid per share(1)	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs(1)
April 1 - April 30	—	$—	—	$175,000,000
May 1 - May 31	83,436	51.98	83,436	170,663,076
June 1 - June 30	1,463,271	54.58	1,463,271	90,797,872
Total	1,546,707	$54.44	1,546,707	$90,797,872
(1) Amounts are inclusive of commissions, fees and excise tax related to the stock repurchases.
On April 27, 2026, the Company announced that its board of directors approved a new stock repurchase program (the “2026 Repurchase Plan”) pursuant to which the Company may purchase up to $175 million in shares of the Company’s issued and outstanding common stock. The 2026 Repurchase Plan will terminate either on the date on which the maximum dollar amount is repurchased under the new repurchase plan or on June 30, 2027, whichever date occurs earlier. Under the 2026 Repurchase Plan, shares may be repurchased on the open market, in privately negotiated transactions, or otherwise, including through plans complying with Rule 10b5-1 or Rule 10b-18 under the Exchange Act.
ITEM 5 — OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the quarter ended June 30, 2026, none of the Company’s directors or executive officers adopted, modified, or terminated any contract, instruction, or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

10.1	FB Financial Corporation 2026 Incentive Plan (incorporated by reference to Appendix C of the Company’s Proxy Statement on Schedule 14A (File No. 001-37875), filed on April 6, 2026).†
10.2	Amendment to the FB Financial Corporation 2026 Employee Stock Purchase Plan.*†
10.3	Form of Restricted Stock Unit Award Certificate (2026) pursuant to the FB Financial Corporation 2026 Incentive Plan*†
31.1	Rule 13a-14(a) Certification of Chief Executive Officer*
31.2	Rule 13a-14(a) Certification of Chief Financial Officer*
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer**
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Filed herewith.
**	Furnished herewith.
†	Represents a management contract or a compensatory plan or arrangement.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

FB Financial Corporation

/s/ Michael M. Mettee
August 3, 2026	Michael M. Mettee Chief Financial Officer & Chief Operating Officer (Principal Financial Officer)

/s/ Lynn J. Joyce
August 3, 2026	Lynn J. Joyce Chief Accounting Officer (Principal Accounting Officer)