Form 10-Q
period 2026-09-30
FB Financial Corp
filed 2026-11-02
CIK 1649749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________
FORM 10-Q
______________________________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of registrant’s Common Stock outstanding as of October 30, 2026 was 49,024,297.

GLOSSARY OF ABBREVIATIONS AND ACRONYMS
As used in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 (this “Report”), references to “we,” “our,” “us,” “FB Financial,” or “the Company” refer to FB Financial Corporation, a Tennessee corporation, and our wholly-owned banking subsidiary, FirstBank, a Tennessee state-chartered bank, unless otherwise indicated or the context otherwise requires. References to “Bank” or “FirstBank” refer to FirstBank, our wholly-owned banking subsidiary.
The acronyms and abbreviations identified below are used in the Notes to the consolidated financial statements as well as in the Management’s discussion and analysis of financial condition and results of operations. You may find it helpful to refer to this page as you read this Report.

ACL	Allowance for credit losses	FHLB	Federal Home Loan Bank
AFS	Available-for-sale	GAAP	U.S. generally accepted accounting principles
ALCO	Asset Liability Management Committee	GNMA	Government National Mortgage Association
ASC	Accounting Standards Codification	HFI	Held for investment
ASU	Accounting Standards Update	MSR	Mortgage servicing rights
Bank	FirstBank, subsidiary bank	NIM	Net interest margin
BOLI	Bank-owned life insurance	OREO	Other real estate owned
CECL	Current expected credit losses	PCD	Purchased credit-deteriorated
Company	FB Financial Corporation	PSU	Performance-based restricted stock units
CPR	Conditional prepayment rate	Report	Form 10-Q for the quarterly period ended September 30, 2026
CRA	Community Reinvestment Act	ROAA	Return on average assets
EPS	Earnings per share	ROAE	Return on average common equity
ESPP	Employee Stock Purchase Plan	ROATCE	Return on average tangible common equity
EVE	Economic value of equity	RSU	Restricted stock units
FASB	Financial Accounting Standards Board	SEC	U.S. Securities and Exchange Commission
FDIC	Federal Deposit Insurance Corporation	SOFR	Secured overnight financing rate
FDM	Financial difficulty modification	Southern States	Southern States Bancshares, Inc.
Federal Reserve	Board of Governors of the Federal Reserve System	TDFI	Tennessee Department of Financial Institutions

PART I - FINANCIAL INFORMATION
ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS
FB Financial Corporation and subsidiaries
Consolidated balance sheets
(Amounts are in thousands, except share and per share amounts)

	September 30,	December 31,
	2026 (Unaudited)	2025
ASSETS
Cash and due from banks	$157,807	$196,213
Federal funds sold and reverse repurchase agreements	170,399	213,391
Interest-bearing deposits in financial institutions	689,483	746,291
Cash and cash equivalents	1,017,689	1,155,895
Investments:
Available-for-sale debt securities, at fair value	1,538,130	1,459,579
Equity securities, at fair value	5,759	155
Restricted equity securities, at cost	84,168	79,046
Loans held for sale (includes $225,935 and $172,974 at fair value, respectively)	255,069	201,076
Loans held for investment	13,179,564	12,383,626
Less: allowance for credit losses on loans HFI	193,960	185,983
Net loans held for investment	12,985,604	12,197,643
Premises and equipment, net	178,596	182,370
Operating lease right-of-use assets	46,118	49,249
Interest receivable	60,369	58,565
Mortgage servicing rights, at fair value	150,873	148,795
Bank-owned life insurance	111,893	111,865
Other real estate owned, net	4,655	6,009
Goodwill	350,353	350,353
Core deposit and other intangibles, net	25,870	31,284
Other assets	278,845	268,408
Total assets	$17,093,991	$16,300,292
LIABILITIES
Deposits
Noninterest-bearing	$2,777,111	$2,634,395
Interest-bearing checking	2,610,941	2,651,369
Money market and savings	6,275,388	5,969,640
Customer time deposits	2,375,869	2,028,923
Brokered and internet time deposits	626,687	625,634
Total deposits	14,665,996	13,909,961
Borrowings	265,390	212,764
Operating lease liabilities	56,215	60,556
Accrued expenses and other liabilities	172,651	168,753
Total liabilities	15,160,252	14,352,034
SHAREHOLDERS’ EQUITY

Common stock, $1 par value per share; 75,000,000 shares authorized; 49,443,360 and 51,752,401 shares issued and outstanding, respectively	49,443	51,752
Additional paid-in capital	954,565	1,082,344
Retained earnings	990,417	846,620
Accumulated other comprehensive loss, net	(60,779)	(32,551)
Total FB Financial Corporation common shareholders’ equity	1,933,646	1,948,165
Noncontrolling interest	93	93
Total equity	1,933,739	1,948,258
Total liabilities and shareholders’ equity	$17,093,991	$16,300,292
See the accompanying notes to the consolidated financial statements.

FB Financial Corporation and subsidiaries
Consolidated statements of income
(Amounts are in thousands, except per share amounts)
(Unaudited)
5

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest income:
Interest and fees on loans	$212,308	$209,307	$619,999	$522,189
Interest on investment securities
Taxable	14,289	14,395	41,668	43,527
Tax-exempt	1,067	1,058	3,187	3,127
Other	8,443	12,138	26,041	29,845
Total interest income	236,107	236,898	690,895	598,688

Interest expense:
Deposits	84,406	86,577	241,052	225,394
Borrowings	1,755	3,081	4,960	6,998
Total interest expense	86,161	89,658	246,012	232,392
Net interest income	149,946	147,240	444,883	366,296
Provision for credit losses on loans HFI	1,167	29,957	14,644	30,761
Provision for (reversal of) credit losses on unfunded commitments	257	4,460	(80)	11,285
Net interest income after provision for credit losses	148,522	112,823	430,319	324,250

Noninterest income:
Mortgage banking income	9,425	13,484	32,848	38,939
Investment services and trust income	4,931	4,227	13,796	11,860
Service charges on deposit accounts	4,484	4,049	13,328	10,920
ATM and interchange fees	3,262	3,388	9,513	8,943
(Loss) gain from investment securities, net	(241)	12	(240)	(60,521)
Loss on sales or write-downs of premises and equipment, other real estate owned and other assets, net	(34)	(646)	(731)	(1,035)
Other income	2,713	2,121	8,181	6,009
Total noninterest income	24,540	26,635	76,695	15,115

Noninterest expenses:
Salaries, commissions and employee benefits	56,054	59,210	166,734	154,192
Occupancy and equipment expense	7,576	7,539	22,669	20,846
Advertising	3,013	2,453	7,717	7,118
Data processing	2,562	2,457	7,368	6,931
Legal and professional fees	2,046	1,227	5,908	5,645
Amortization of core deposit and other intangibles	1,741	2,079	5,414	3,366
Merger and integration costs	—	16,057	1,447	19,192
Other expense	23,042	18,834	65,421	53,376
Total noninterest expense	96,034	109,856	282,678	270,666
Income before income taxes	77,028	29,602	224,336	68,699
Income tax expense	16,826	6,227	47,951	3,046
Net income attributable to FB Financial Corporation and noncontrolling interest	60,202	23,375	176,385	65,653
Net income attributable to noncontrolling interest	—	—	8	8
Net income attributable to FB Financial Corporation	$60,202	$23,375	$176,377	$65,645

Earnings per common share:
Basic	$1.21	$0.44	$3.46	$1.35
Diluted	1.20	0.43	3.43	1.34
See the accompanying notes to the consolidated financial statements.

FB Financial Corporation and subsidiaries
Consolidated statements of comprehensive income
(Amounts are in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income attributable to FB Financial Corporation and noncontrolling interest	$60,202	$23,375	$176,385	$65,653
Other comprehensive (loss) income, net of tax:
Net unrealized (loss) gain in available-for-sale securities, net of tax (benefit) expense of $(8,635), $1,839, $(9,663) and $6,518	(25,315)	5,533	(28,228)	18,448
Reclassification adjustment for loss on securities included in net income, net of tax benefit of $ —, $—, $ — and $15,775	—	—	—	44,758
Total other comprehensive (loss) income, net of tax	(25,315)	5,533	(28,228)	63,206
Comprehensive income attributable to FB Financial Corporation and noncontrolling interest	34,887	28,908	148,157	128,859
Comprehensive income attributable to noncontrolling interest	—	—	8	8
Comprehensive income attributable to FB Financial Corporation	$34,887	$28,908	$148,149	$128,851
See the accompanying notes to the consolidated financial statements.

FB Financial Corporation and subsidiaries
Consolidated statements of changes in shareholders’ equity
(Amounts are in thousands, except per share amounts)
(Unaudited)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss, net	Total common shareholders’ equity	Noncontrolling interest	Total shareholders’ equity
Balance at June 30, 2025:	$45,808	$822,548	$786,785	$(44,011)	$1,611,130	$93	$1,611,223
Net income	—	—	23,375	—	23,375	—	23,375
Other comprehensive income, net of taxes	—	—	—	5,533	5,533	—	5,533
Common stock issued in connection with acquisition of Southern States Bancshares, Inc. (See Note 2)	8,124	359,904	—	—	368,028	—	368,028
Repurchase of common stock	(494)	(23,373)	—	—	(23,867)	—	(23,867)
Stock-based compensation expense	1	3,753	—	—	3,754	—	3,754
Restricted stock units vested, net of taxes	9	(132)	—	—	(123)	—	(123)
Shares issued under employee stock purchase plan	9	464	—	—	473	—	473
Dividends declared ($0.19 per share)	—	—	(10,260)	—	(10,260)	—	(10,260)
Balance at September 30, 2025:	$53,457	$1,163,164	$799,900	$(38,478)	$1,978,043	$93	$1,978,136

Balance at June 30, 2026:	$49,977	$981,194	$940,824	$(35,464)	$1,936,531	$93	$1,936,624
Net income	—	—	60,202	—	60,202	—	60,202
Other comprehensive loss, net of taxes	—	—	—	(25,315)	(25,315)	—	(25,315)
Repurchase of common stock	(545)	(28,741)	—	—	(29,286)	—	(29,286)
Stock-based compensation expense	1	1,563	—	—	1,564	—	1,564
Restricted stock units vested, net of taxes	1	(28)	—	—	(27)	—	(27)
Shares issued under employee stock purchase plan	9	577	—	—	586	—	586
Dividends declared ($0.21 per share)	—	—	(10,609)	—	(10,609)	—	(10,609)
Balance at September 30, 2026:	$49,443	$954,565	$990,417	$(60,779)	$1,933,646	$93	$1,933,739
See the accompanying notes to the consolidated financial statements.

FB Financial Corporation and subsidiaries
Consolidated statements of changes in shareholders’ equity
(Amounts are in thousands, except per share amounts)
(Unaudited)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss, net	Total common shareholders’ equity	Noncontrolling interest	Total shareholders’ equity
Balance at December 31, 2024:	$46,663	$860,266	$762,293	$(101,684)	$1,567,538	$93	$1,567,631
Net income	—	—	65,645	—	65,645	8	65,653
Other comprehensive income, net of taxes	—	—	—	63,206	63,206	—	63,206
Common stock issued in connection with acquisition of Southern States Bancshares, Inc. (See Note 2)	8,124	359,904	—	—	368,028	—	368,028
Repurchase of common stock	(1,514)	(66,499)	—	—	(68,013)	—	(68,013)
Stock-based compensation expense	5	11,562	—	—	11,567	—	11,567
Restricted stock units vested, net of taxes	129	(2,295)	—	—	(2,166)	—	(2,166)
Performance-based restricted stock units vested, net of taxes	33	(654)	—	—	(621)	—	(621)
Shares issued under employee stock purchase plan	17	880	—	—	897	—	897
Dividends declared ($0.57 per share)	—	—	(28,038)	—	(28,038)	—	(28,038)
Noncontrolling interest distribution	—	—	—	—	—	(8)	(8)
Balance at September 30, 2025:	$53,457	$1,163,164	$799,900	$(38,478)	$1,978,043	$93	$1,978,136

Balance at December 31, 2025:	$51,752	$1,082,344	$846,620	$(32,551)	$1,948,165	$93	$1,948,258
Net income	—	—	176,377	—	176,377	8	176,385
Other comprehensive loss, net of taxes	—	—	—	(28,228)	(28,228)	—	(28,228)
Repurchase of common stock	(2,519)	(132,804)	—	—	(135,323)	—	(135,323)
Stock-based compensation expense	5	8,196	—	—	8,201	—	8,201
Restricted stock units vested, net of taxes	112	(2,263)	—	—	(2,151)	—	(2,151)
Performance-based restricted stock units vested, net of taxes	75	(1,985)	—	—	(1,910)	—	(1,910)
Shares issued under employee stock purchase plan	18	1,077	—	—	1,095	—	1,095
Dividends declared ($0.63 per share)	—	—	(32,580)	—	(32,580)	—	(32,580)
Noncontrolling interest distribution	—	—	—	—	—	(8)	(8)
Balance at September 30, 2026:	$49,443	$954,565	$990,417	$(60,779)	$1,933,646	$93	$1,933,739
See the accompanying notes to the consolidated financial statements.

FB Financial Corporation and subsidiaries
Consolidated statements of cash flows
(Amounts are in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income attributable to FB Financial Corporation and noncontrolling interest	$176,385	$65,653
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed assets and software	9,335	8,820
Amortization of core deposit and other intangibles	5,414	3,366
Amortization of subordinated debt issuance costs and fair value discount, net	1,002	556
Capitalization of mortgage servicing rights	(3,232)	(2,498)
Net change in fair value of mortgage servicing rights	1,154	14,696
Stock-based compensation expense	8,201	11,567
Provision for credit losses on loans HFI	14,644	30,761
(Reversal of) provision for credit losses on unfunded commitments	(80)	11,285
Provision for mortgage loan repurchases	526	233
Accretion of discounts and premiums on acquired loans, net	(15,660)	(6,965)
Accretion of premiums and discounts on securities, net	(2,585)	(2,183)
Loss from investment securities, net	240	60,521
Originations of loans held for sale	(971,694)	(1,012,802)
Proceeds from sale of loans held for sale	939,320	989,777
Gain on sale and change in fair value of loans held for sale	(24,365)	(28,780)
Net loss on write-downs of premises and equipment, other real estate owned and other assets	731	1,035
Provision for (reversal of) deferred income taxes	4,298	(4,910)
Equity method investment loss	1,572	1,733
Earnings on bank-owned life insurance	(2,865)	(1,589)
Changes in:
Operating lease assets and liabilities, net	(1,210)	(432)
Other assets and interest receivable	(9,001)	(8,585)
Accrued expenses and other liabilities	(5,946)	(28,210)
Net cash provided by operating activities	126,184	103,049
Cash flows from investing activities:
Activity in available-for-sale securities:
Sales	—	266,894
Maturities, prepayments and calls	200,233	217,865
Purchases	(304,190)	(289,601)
Purchases of equity securities	(6,000)	—
Proceeds from sales of equity securities	156	1,345
Net change in loans	(791,397)	(432,487)
Net purchases of FHLB stock	(4,856)	(6)
Net purchases of Federal Reserve stock	(266)	—
Purchases of premises and equipment	(4,837)	(7,215)
Proceeds from the sale of premises and equipment	—	1,850
Proceeds from the sale of other real estate owned	6,338	5,071
Proceeds from the sale of other assets	1,818	841
Proceeds from bank-owned life insurance	2,837	690
Net cash acquired in business combinations	—	370,147
Net cash (used in) provided by investing activities	(900,164)	135,394

FB Financial Corporation and subsidiaries
Consolidated statements of cash flows (continued)
(Amounts are in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from financing activities:
Net increase in deposits	$756,035	$133,991
Net (decrease) increase in securities sold under agreements to repurchase and federal funds purchased	(72,381)	93,987
Redemptions of subordinated debt	—	(130,930)
Issuance of subordinated debt, net of issuance costs	123,050	—
Stock-based compensation withholding payments	(4,061)	(2,787)
Net proceeds from sale of common stock under employee stock purchase program	1,095	897
Repurchase of common stock	(135,323)	(68,013)
Dividends paid on common stock	(32,183)	(27,729)
Dividend equivalent payments made upon vesting of equity compensation	(450)	(306)
Noncontrolling interest distribution	(8)	(8)
Net cash provided by (used in) financing activities	635,774	(898)
Net change in cash and cash equivalents	(138,206)	237,545
Cash and cash equivalents at beginning of the period	1,155,895	1,042,488
Cash and cash equivalents at end of the period	$1,017,689	$1,280,033

Supplemental cash flow information:
Interest paid	$242,009	$240,014
Taxes paid, net of refunds	13,940	12,393
Supplemental noncash disclosures:
Transfers from loans HFI to other real estate owned	$4,555	$5,272
Transfers from loans HFI to other assets	5,503	4,534
Transfers from loans HFI to loans held for sale	1,549	5,306
Transfers from loans held for sale to loans HFI	5,327	7,481
Loans HFI provided for sales of other assets	1,828	2,074
Increase (decrease) in rebooked GNMA loans under optional repurchase program	1,032	(9,697)
Stock consideration paid in business combination	—	368,028
Trade date payable - securities	9,900	25,036
Dividends declared not paid on restricted stock units and performance stock units	397	309
Right-of-use assets obtained in exchange for operating lease liabilities	1,082	6,404
See the accompanying notes to the consolidated financial statements.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
(Unaudited)

Note (1)—Basis of presentation
Overview and presentation
FB Financial Corporation is a financial holding company headquartered in Nashville, Tennessee. The Company operates primarily through its wholly-owned subsidiary bank, FirstBank, and its subsidiaries. As of September 30, 2026, the Bank had 90 full-service branches throughout Tennessee, Alabama, Kentucky and Georgia, and provided commercial and consumer banking services to the Asheville, North Carolina market, where it opened its first full-service branch in October 2026.
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

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
(Unaudited)
The following is a summary of the basic and diluted earnings per common share calculations for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Basic earnings per common share:
Earnings available to common shareholders	$60,202	$23,375	$176,377	$65,645
Weighted average basic shares outstanding	49,929,920	53,627,997	50,997,576	48,775,217
Basic earnings per common share	$1.21	$0.44	$3.46	$1.35
Diluted earnings per common share:
Earnings available to common shareholders	$60,202	$23,375	$176,377	$65,645
Weighted average basic shares outstanding	49,929,920	53,627,997	50,997,576	48,775,217
Weighted average diluted shares contingently issuable(1)	356,910	329,065	379,603	279,231
Weighted average diluted shares outstanding	50,286,830	53,957,062	51,377,179	49,054,448
Diluted earnings per common share	$1.20	$0.43	$3.43	$1.34
(1) Excludes 206 and 1,998 restricted stock units outstanding considered to be antidilutive for the three and nine months ended September 30, 2026, respectively. Excludes 56 restricted stock units outstanding considered to be antidilutive for the nine months ended September 30, 2025. There were no such restricted stock units outstanding for the three months ended September 30, 2025.

Recently adopted accounting standards:
The Company did not adopt any new accounting standards that were not disclosed in the Company's 2025 audited consolidated financial statements included in its Annual Report on Form 10-K.
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
In November 2025, the FASB issued ASU 2025-08, “Financial Instruments – Credit Losses (Topic 326): Purchased Loans.” Under Topic 326, when loans are purchased the acquirer is required to make a determination as to which loans are PCD and which are non-PCD. PCD loans are then accounted for using the gross-up approach, which requires the recognition of an ACL for the estimate of credit losses at acquisition date by recording an offsetting gross-up adjustment to the purchase price of the acquired financial asset. Under this amendment, the gross-up approach is expanded and applied to non-PCD loans (except credit cards) that are deemed to be seasoned. A purchased seasoned loan is defined as a loan (excluding credit cards) that is acquired without credit deterioration and acquired either through a business combination transaction, or acquired at least 90 days after origination where the acquirer was not involved in the origination of the loan. This update is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. The amendments are to be applied prospectively to loans that are acquired on or after the initial application date and early adoption is permitted in an interim or annual reporting period. The adoption of ASU 2025-08 is not expected to have an impact on the Company’s operating results or financial condition, but may impact the Company’s accounting for future purchased loans.
In November 2025, the FASB issued ASU 2025-09, “Derivatives and Hedging (Topic 815): Hedge Accounting Improvements.” The objective of this update is to more closely align hedge accounting with the economics of an entity’s risk management activities. The update addresses five specific issues with the intent to better reflect hedging strategies with financial reporting by enabling entities to achieve and maintain hedge accounting for highly effective economic hedges of forecasted transactions. This update is effective for fiscal years beginning after December 15, 2026, and interim periods within those fiscal years, with early adoption permitted. The Company enters into economic hedging transactions but currently has no derivatives designated as fair value or cash flow hedges. The Company is evaluating the impact this

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
(Unaudited)
update will have on its consolidated financial statements and related disclosures should it elect to designate hedging relationships in the future.
Subsequent events
The Company has evaluated, for consideration of recognition or disclosure, subsequent events that occurred through the date of issuance of these financial statements. The Company has determined that there were no subsequent events that occurred after September 30, 2026, but prior to the issuance of these financial statements, that would have a material impact on the Company’s consolidated financial statements.
Note (2)—Mergers and acquisitions
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
The Company incurred $1,447 in merger expenses during the nine months ended September 30, 2026 and $16,057 and $19,192 during the three and nine months ended September 30, 2025, respectively, in connection with this transaction. No such expenses were incurred during the three months ended September 30, 2026. These expenses are primarily comprised of legal and professional fees, severance and other employee-related costs, and costs associated with branch consolidation, conversion and integration activities.
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

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
(Unaudited)
Pro forma financial information (unaudited)
The results of operations of Southern States have been included in the Company’s consolidated financial statements prospectively beginning on July 1, 2025. The Company has determined it is impractical to disclose stand-alone revenues and earnings for legacy Southern States subsequent to the merger date, due to the merging of certain processes and converting of operational systems during the third quarter of 2025. The following unaudited pro forma condensed consolidated financial information presents the results of operations for the three and nine months ended September 30, 2025, as though the Southern States merger had been completed as of January 1, 2024. The unaudited pro forma information combines the historical results of Southern States with the Company’s previously reported financial results, applies the impact of purchase accounting adjustments from the merger, as well as subsequent recognition of those purchase accounting adjustments, such as accretion from purchased loans, amortization from purchased deposits and debt and amortization of certain acquired intangible assets as if the merger was completed as of January 1, 2024, and excludes $28,366 of initial provision expense for credit losses on acquired loans and unfunded commitments from the third quarter of 2025 and instead includes such expenses in the first quarter of 2024. Merger expenses are reflected in the period in which they were incurred. The pro forma information presented below is hypothetical and is not intended to be indicative of the results of operations that would have occurred had the transaction been effective as of the assumed date. Additionally, these results do not include any effect of cost-saving or revenue-enhancing strategies.

	Three Months Ended September 30,	Nine Months Ended September 30,
	2025	2025
Net interest income	$143,783	$419,954
Total revenues	170,418	426,430
Net income attributable to FB Financial Corporation	41,977	90,846

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
(Unaudited)
Note (3)—Investment securities
The following tables summarize the amortized cost, allowance for credit losses and fair value of the AFS debt securities and the corresponding amounts of unrealized gains and losses recognized in accumulated other comprehensive loss, net at September 30, 2026 and December 31, 2025:

	September 30, 2026
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses on investments	Fair Value
Investment Securities
AFS debt securities
U.S. government agency securities	$791,979	$893	$(2,885)	$—	$789,987
Mortgage-backed securities - residential	616,975	12	(48,467)	—	568,520
Mortgage-backed securities - commercial	19,868	—	(1,224)	—	18,644
Municipal securities	186,216	1	(33,892)	—	152,325
U.S. Treasury securities	7,170	—	(206)	—	6,964
Corporate securities	1,700	—	(10)	—	1,690
Total	$1,623,908	$906	$(86,684)	$—	$1,538,130

	December 31, 2025
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses on investments	Fair Value
Investment Securities
AFS debt securities
U.S. government agency securities	$672,110	$163	$(2,185)	$—	$670,088
Mortgage-backed securities - residential	631,104	897	(29,681)	—	602,320
Mortgage-backed securities - commercial	11,164	—	(486)	—	10,678
Municipal securities	185,000	683	(17,313)	—	168,370
U.S. Treasury securities	7,088	37	—	—	7,125
Corporate securities	1,000	—	(2)	—	998
Total	$1,507,466	$1,780	$(49,667)	$—	$1,459,579
The components of amortized cost for AFS debt securities on the consolidated balance sheets exclude accrued interest receivable as the Company has elected to present accrued interest receivable separately on the consolidated balance sheets. As of September 30, 2026 and December 31, 2025, total accrued interest receivable on AFS debt securities was $5,838 and $5,101, respectively.
AFS debt securities pledged at September 30, 2026 and December 31, 2025 had carrying amounts of $806,647 and $810,579, respectively, and were pledged to secure public deposits and repurchase agreements.
Within AFS debt securities, there were no aggregate holdings of any single issuer, other than U.S. Government sponsored enterprises, in an amount greater than 10% of shareholders’ equity during any period presented.
AFS debt securities transactions are recorded as of the trade date. At both September 30, 2026 and December 31, 2025, there were no trade date receivables related to sales settled after period end. At September 30, 2026, there were $9,900 of trade date payables that related to purchases settled after period end. At December 31, 2025, there were no such trade date payables.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
(Unaudited)
The following tables show gross unrealized losses on AFS debt securities for which an allowance for credit losses has not been recorded at September 30, 2026 and December 31, 2025, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	September 30, 2026
	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
U.S. government agency securities	$69,887	$(2,083)	$341,129	$(802)	$411,016	$(2,885)
Mortgage-backed securities - residential	399,394	(12,446)	141,459	(36,021)	540,853	(48,467)
Mortgage-backed securities - commercial	11,066	(604)	7,578	(620)	18,644	(1,224)
Municipal securities	43,184	(3,150)	108,649	(30,742)	151,833	(33,892)
U.S. Treasury securities	6,964	(206)	—	—	6,964	(206)
Corporate securities	990	(10)	—	—	990	(10)
Total	$531,485	$(18,499)	$598,815	$(68,185)	$1,130,300	$(86,684)

	December 31, 2025
	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
U.S. government agency securities	$274,195	$(500)	$275,887	$(1,685)	$550,082	$(2,185)
Mortgage-backed securities - residential	97,187	(567)	207,127	(29,114)	304,314	(29,681)
Mortgage-backed securities - commercial	1,898	(9)	8,780	(477)	10,678	(486)
Municipal securities	4,012	(2)	133,213	(17,311)	137,225	(17,313)
Corporate securities	—	—	998	(2)	998	(2)
Total	$377,292	$(1,078)	$626,005	$(48,589)	$1,003,297	$(49,667)
As of September 30, 2026 and December 31, 2025, the Company’s AFS debt securities portfolio consisted of 354 and 324 individual securities, 325 and 209 of which were in an unrealized loss position, respectively.
The Company has historically not recorded any credit losses in AFS debt securities as the majority of the investment portfolio was either government guaranteed, an issuance of a government sponsored entity or highly rated by major credit rating agencies. Municipal debt securities with market values below amortized cost at September 30, 2026 and December 31, 2025 were reviewed for material credit events and/or rating downgrades with individual credit reviews performed. The issuers of these municipal debt securities continue to make timely principal and interest payments under the contractual terms of the securities and the issuers will continue to be observed as a part of the Company’s ongoing credit monitoring. As such, as of September 30, 2026 and December 31, 2025, it was determined that all AFS debt securities that experienced a decline in fair value below amortized cost basis were due to noncredit-related factors. Further, it is not likely that the Company will be required to sell these securities before recovery of their amortized cost basis. Therefore, no allowance for credit losses was recognized on AFS debt securities as of September 30, 2026 or December 31, 2025. Periodically, AFS debt securities may be sold, or the composition of the portfolio realigned to improve yields, quality or marketability, or to implement changes in investment or asset/liability strategy, including maintaining collateral requirements and raising funds for liquidity purposes or preparing for anticipated changes in market interest rates.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
(Unaudited)
The amortized cost and fair value of AFS debt securities by contractual maturity as of September 30, 2026 and December 31, 2025 are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30,		December 31,
	2026		2025
	Available-for-sale		Available-for-sale
	Amortized cost	Fair Value	Amortized cost	Fair Value
Due in one year or less	$645	$640	$205	$204
Due in one to five years	15,064	13,593	12,467	12,474
Due in five to ten years	369,192	361,197	330,850	328,456
Due in over ten years	602,164	575,536	521,676	505,447
	987,065	950,966	865,198	846,581
Mortgage-backed securities - residential	616,975	568,520	631,104	602,320
Mortgage-backed securities - commercial	19,868	18,644	11,164	10,678
Total AFS debt securities	$1,623,908	$1,538,130	$1,507,466	$1,459,579
Sales and other dispositions of AFS debt securities were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Proceeds from sales	$—	$440	$—	$266,894
Proceeds from maturities, prepayments and calls	67,409	83,204	200,233	217,865
Gross realized gains	—	—	—	104
Gross realized losses	—	—	—	60,637
Equity Securities
Equity securities, at fair value
The Company held $5,759 and $155 in marketable equity securities recorded at fair value as of September 30, 2026 and December 31, 2025, respectively. The change in the fair value of equity securities recorded at fair value resulted in a net loss of $241 and $240 for the three and nine months ended September 30, 2026, respectively. The change in the fair value of equity securities recorded at fair value resulted in a net gain of $12 for both the three and nine months ended September 30, 2025.
Restricted equity securities, at cost
The table below represents the Company’s restricted equity securities held at cost as of September 30, 2026 and December 31, 2025.

	September 30,	December 31,
	2026	2025
Federal Reserve Bank stock	$45,493	$45,227
FHLB stock	37,257	32,401
First National Banker's Bankshares, Inc. stock	1,168	1,168
Pacific Coast Banker's Bank stock	250	250
Total restricted equity securities, at cost	$84,168	$79,046
Equity securities without readily determinable market value
The Company held equity securities without a readily determinable market value included in other assets on the consolidated balance sheets with carrying amounts of $31,260 and $32,038 at September 30, 2026 and December 31, 2025, respectively.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
(Unaudited)
Equity method investment
The Company holds equity securities of a privately held entity which originates manufactured housing loans through utilization of its proprietary technology. As of September 30, 2026 and December 31, 2025, the Company has the ability to exercise significant influence over this entity and therefore accounts for these equity securities under the equity method. Under this method, the carrying value of the investment is adjusted to reflect the Company’s proportionate share of the investee's profit or loss. This investment is reported in other assets on the consolidated balance sheets with carrying amounts of $16,039 and $17,611 as of September 30, 2026 and December 31, 2025, respectively. The Company’s investment includes a basis difference of $17,103, which is accounted for as equity method goodwill.
Note (4)—Loans and allowance for credit losses on loans HFI
Loans outstanding as of September 30, 2026 and December 31, 2025, by class of financing receivable are as follows:

	September 30,	December 31,
	2026	2025
Commercial and industrial	$2,258,655	$2,181,935
Construction	1,177,433	1,188,494
Residential real estate:
1-to-4 family mortgage	2,051,105	1,838,122
Residential line of credit	812,771	741,309
Multi-family mortgage	809,083	745,360
Commercial real estate:
Owner-occupied	2,282,155	2,148,870
Non-owner occupied	3,079,035	2,900,499
Consumer and other	709,327	639,037
Gross loans	13,179,564	12,383,626
Less: Allowance for credit losses on loans HFI	(193,960)	(185,983)
Net loans	$12,985,604	$12,197,643
As of September 30, 2026 and December 31, 2025, $1,041,198 and $988,111, respectively, of qualifying residential mortgage loans (including loans held for sale) and $2,855,012 and $2,829,765, respectively, of qualifying commercial mortgage loans were pledged to the FHLB system securing advances against the Bank’s line of credit. Additionally, as of September 30, 2026 and December 31, 2025, qualifying commercial and industrial, construction and consumer loans, of $2,695,429 and $2,879,586, respectively, were pledged to the Federal Reserve under the Borrower-in-Custody program.
The amortized cost of loans HFI on the consolidated balance sheets excludes accrued interest receivable as the Company presents accrued interest receivable separately on the consolidated balance sheets. As of September 30, 2026 and December 31, 2025, accrued interest receivable on loans HFI amounted to $50,887 and $50,140, respectively.

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

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
(Unaudited)
The following tables present the credit quality of the Company’s commercial type loan portfolio as of September 30, 2026 and December 31, 2025 and the gross charge-offs for the nine months ended September 30, 2026 and the year ended December 31, 2025 by year of origination. Revolving loans are presented separately. Management considers the guidance in ASC 310-20 when determining whether a modification, extension, or renewal constitutes a current period origination.

As of and for the nine months ended September 30, 2026	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial and industrial
Pass	$300,796	$228,635	$148,022	$159,119	$77,284	$118,489	$1,146,637	$2,178,982
Special Mention	209	1,585	2,377	3,987	1,762	2,939	28,804	41,663
Classified	1,625	791	2,457	3,361	1,003	5,686	23,087	38,010
Total	302,630	231,011	152,856	166,467	80,049	127,114	1,198,528	2,258,655
Current-period gross charge-offs	—	74	54	233	603	862	979	2,805
Construction
Pass	282,690	322,780	127,645	16,782	92,425	77,667	210,763	1,130,752
Special Mention	—	151	360	68	3,128	240	—	3,947
Classified	—	934	338	316	11,169	29,977	—	42,734
Total	282,690	323,865	128,343	17,166	106,722	107,884	210,763	1,177,433
Current-period gross charge-offs	—	—	62	—	253	—	—	315
Residential real estate:
Multi-family mortgage
Pass	104,809	37,259	29,625	36,877	235,846	310,692	25,217	780,325
Special Mention	—	—	—	—	8,892	2,797	—	11,689
Classified	—	—	—	—	9,651	7,418	—	17,069
Total	104,809	37,259	29,625	36,877	254,389	320,907	25,217	809,083
Current-period gross charge-offs	—	—	—	—	—	—	—	—
Commercial real estate:
Owner-occupied
Pass	296,586	346,329	297,823	173,329	302,968	656,897	122,517	2,196,449
Special Mention	—	771	1,348	10,058	3,304	14,877	778	31,136
Classified	—	5,570	4,647	4,443	13,085	18,772	8,053	54,570
Total	296,586	352,670	303,818	187,830	319,357	690,546	131,348	2,282,155
Current-period gross charge-offs	—	—	—	—	—	—	—	—
Non-owner occupied
Pass	427,678	300,284	214,287	128,115	643,196	1,181,235	105,789	3,000,584
Special Mention	—	—	—	—	15,438	29,216	—	44,654
Classified	—	—	1,440	10,425	3,500	18,432	—	33,797
Total	427,678	300,284	215,727	138,540	662,134	1,228,883	105,789	3,079,035
Current-period gross charge-offs	—	—	—	—	—	—	—	—
Total commercial loan types
Pass	1,412,559	1,235,287	817,402	514,222	1,351,719	2,344,980	1,610,923	9,287,092
Special Mention	209	2,507	4,085	14,113	32,524	50,069	29,582	133,089
Classified	1,625	7,295	8,882	18,545	38,408	80,285	31,140	186,180
Total	$1,414,393	$1,245,089	$830,369	$546,880	$1,422,651	$2,475,334	$1,671,645	$9,606,361
Current-period gross charge-offs	$—	$74	$116	$233	$856	$862	$979	$3,120

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
Owner-occupied
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

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
(Unaudited)
Credit Quality - Consumer Type Loans
For consumer and residential loan classes, the Company primarily evaluates credit quality based on delinquency and accrual status of the loan, credit documentation and by payment activity. The performing or nonperforming status is updated on an ongoing basis dependent upon improvement and deterioration in credit quality. Nonperforming loans include loans that are no longer accruing interest (nonaccrual loans) and loans past due ninety or more days and still accruing interest.
The following tables present the credit quality by classification of the Company’s consumer type loan portfolio as of September 30, 2026 and December 31, 2025 and the gross charge-offs for the nine months ended September 30, 2026 and the year ended December 31, 2025 by year of origination. Revolving loans are presented separately. Management considers the guidance in ASC 310-20 when determining whether a modification, extension, or renewal constitutes a current period origination.

As of and for the nine months ended September 30, 2026	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Total
Residential real estate:
1-to-4 family mortgage
Performing	$469,628	$282,424	$183,613	$108,389	$374,000	$601,705	$—	$2,019,759
Nonperforming	—	1,956	1,341	2,630	6,065	19,354	—	31,346
Total	469,628	284,380	184,954	111,019	380,065	621,059	—	2,051,105
Current-period gross charge-offs	—	3	50	60	566	267	—	946
Residential line of credit
Performing	—	—	—	—	—	—	811,354	811,354
Nonperforming	—	—	—	—	—	—	1,417	1,417
Total	—	—	—	—	—	—	812,771	812,771
Current-period gross charge-offs	—	—	—	—	—	—	28	28
Consumer and other
Performing	99,519	158,964	136,056	81,744	60,265	143,648	4,174	684,370
Nonperforming	320	5,348	4,629	3,916	1,527	9,216	1	24,957
Total	99,839	164,312	140,685	85,660	61,792	152,864	4,175	709,327
Current-period gross charge-offs	1,689	815	408	464	322	597	—	4,295
Total consumer type loans
Performing	569,147	441,388	319,669	190,133	434,265	745,353	815,528	3,515,483
Nonperforming	320	7,304	5,970	6,546	7,592	28,570	1,418	57,720
Total	$569,467	$448,692	$325,639	$196,679	$441,857	$773,923	$816,946	$3,573,203
Current-period gross charge-offs	$1,689	$818	$458	$524	$888	$864	$28	$5,269

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
(Unaudited)

As of and for the year ended December 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
Residential real estate:
1-to-4 family mortgage
Performing	$333,641	$219,642	$154,059	$408,746	$339,076	$350,453	$—	$1,805,617
Nonperforming	520	1,063	1,274	10,396	6,853	12,399	—	32,505
Total	334,161	220,705	155,333	419,142	345,929	362,852	—	1,838,122
Current-period gross charge-offs	—	—	3	—	—	1,123	—	1,126
Residential line of credit
Performing	—	—	—	—	—	—	739,295	739,295
Nonperforming	—	—	—	—	—	—	2,014	2,014
Total	—	—	—	—	—	—	741,309	741,309
Current-period gross charge-offs	—	—	—	—	—	—	—	—
Consumer and other
Performing	149,560	153,638	80,874	68,023	30,289	128,726	5,874	616,984
Nonperforming	1,689	4,716	4,006	2,033	3,103	6,505	1	22,053
Total	151,249	158,354	84,880	70,056	33,392	135,231	5,875	639,037
Current-period gross charge-offs	2,101	110	76	104	86	1,715	4	4,196
Total consumer type loans
Performing	483,201	373,280	234,933	476,769	369,365	479,179	745,169	3,161,896
Nonperforming	2,209	5,779	5,280	12,429	9,956	18,904	2,015	56,572
Total	$485,410	$379,059	$240,213	$489,198	$379,321	$498,083	$747,184	$3,218,468
Current-period gross charge-offs	$2,101	$110	$79	$104	$86	$2,838	$4	$5,322
Nonaccrual and Past Due Loans
The following tables represent an analysis of the aging by class of financing receivable as of September 30, 2026 and December 31, 2025:

September 30, 2026	30-89 days past due and accruing interest	90 days or more and accruing interest	Nonaccrual loans	Loans current on payments and accruing interest	Total
Commercial and industrial	$1,657	$650	$20,946	$2,235,402	$2,258,655
Construction	2,575	1,179	29,581	1,144,098	1,177,433
Residential real estate:
1-to-4 family mortgage	26,967	18,924	12,422	1,992,792	2,051,105
Residential line of credit	5,534	258	1,159	805,820	812,771
Multi-family mortgage	—	—	7,418	801,665	809,083
Commercial real estate:
Owner-occupied	15,507	—	15,707	2,250,941	2,282,155
Non-owner occupied	6,743	—	22,560	3,049,732	3,079,035
Consumer and other	18,020	10,373	14,584	666,350	709,327
Total	$77,003	$31,384	$124,377	$12,946,800	$13,179,564

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
(Unaudited)

December 31, 2025	30-89 days past due and accruing interest	90 days or more and accruing interest	Nonaccrual loans	Loans current on payments and accruing interest	Total
Commercial and industrial	$3,068	$84	$6,289	$2,172,494	$2,181,935
Construction	2,435	—	34,208	1,151,851	1,188,494
Residential real estate:
1-to-4 family mortgage	28,957	23,742	8,763	1,776,660	1,838,122
Residential line of credit	2,921	799	1,215	736,374	741,309
Multi-family mortgage	2,788	—	8,199	734,373	745,360
Commercial real estate:
Owner-occupied	4,961	—	10,606	2,133,303	2,148,870
Non-owner occupied	1,932	—	4,514	2,894,053	2,900,499
Consumer and other	19,744	8,126	13,927	597,240	639,037
Total	$66,806	$32,751	$87,721	$12,196,348	$12,383,626
The following tables provide the amortized cost basis of loans on nonaccrual status, as well as any related allowance as of September 30, 2026 and December 31, 2025 by class of financing receivable.

September 30, 2026	Nonaccrual with no related allowance	Nonaccrual with related allowance
Commercial and industrial	$13,570	$7,376
Construction	1,653	27,928
Residential real estate:
1-to-4 family mortgage	—	12,422
Residential line of credit	—	1,159
Multi-family mortgage	7,408	10
Commercial real estate:
Owner-occupied	5,935	9,772
Non-owner occupied	9,586	12,974
Consumer and other	—	14,584
Total	$38,152	$86,225

December 31, 2025	Nonaccrual with no related allowance	Nonaccrual with related allowance
Commercial and industrial	$862	$5,427
Construction	14,617	19,591
Residential real estate:
1-to-4 family mortgage	—	8,763
Residential line of credit	—	1,215
Multi-family mortgage	7,613	586
Commercial real estate:
Owner-occupied	1,095	9,511
Non-owner occupied	2,032	2,482
Consumer and other	—	13,927
Total	$26,219	$61,502

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
(Unaudited)
The following presents interest income recognized on nonaccrual loans for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Commercial and industrial	$1	$179	$28	$209
Construction	—	365	—	867
Residential real estate:
1-to-4 family mortgage	—	70	4	76
Residential line of credit	14	65	52	96
Multi-family mortgage	—	5	—	171
Commercial real estate:
Owner-occupied	—	—	52	8
Non-owner occupied	—	8	35	120
Consumer and other	—	145	7	204
Total	$15	$837	$178	$1,751
Accrued interest receivable written off as an adjustment to interest income amounted to $1,124 and $1,767 for the three and nine months ended September 30, 2026, respectively, and $549 and $1,890 for the three and nine months ended September 30, 2025, respectively.

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
The following table presents the amortized cost of FDM loans as of September 30, 2026 and 2025 by type of concession granted that were modified during the three and nine months ended September 30, 2026 and 2025.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
(Unaudited)

	Term Extension	Payment deferral	Interest Rate Reduction	Combination(1)	Total	% of total class of financing receivables
Three Months Ended September 30, 2026
Commercial and industrial	$—	$3,531	$—	$—	$3,531	0.2%
Construction	9,778	—	—	—	9,778	0.8%
Residential real estate:
1-to-4 family mortgage	1,012	—	—	—	1,012	—%
Commercial real estate:
Owner-occupied	—	6,185	—	—	6,185	0.3%
Total	$10,790	$9,716	$—	$—	$20,506	0.2%

Nine Months Ended September 30, 2026
Commercial and industrial	$8,635	$5,223	$—	$—	$13,858	0.6%
Construction	23,380	—	—	—	23,380	2.0%
Residential real estate:
1-to-4 family mortgage	3,039	—	—	160	3,199	0.2%
Multi-family mortgage	7,408	—	—	—	7,408	0.9%
Commercial real estate:
Owner-occupied	—	6,185	—	—	6,185	0.3%
Consumer and other	33	—	—	—	33	—%
Total	$42,495	$11,408	$—	$160	$54,063	0.4%

Three Months Ended September 30, 2025
Commercial and industrial	$6	$—	$—	$—	$6	—%
Construction	787	—	—	—	787	0.1%
Commercial real estate:
Owner-occupied	244	—	—	—	244	—%
Non-owner occupied	—	4,594	—	—	4,594	0.2%
Total	$1,037	$4,594	$—	$—	$5,631	—%

Nine Months Ended September 30, 2025
Commercial and industrial	$152	$—	$—	$—	$152	—%
Construction	1,326	—	142	3,305	4,773	0.4%
Residential real estate:
1-to-4 family mortgage	461	1,832	—	—	2,293	0.1%
Commercial real estate:
Owner-occupied	244	—	—	—	244	—%
Non-owner occupied	—	4,594	—	—	4,594	0.2%
Consumer and other	—	—	—	63	63	—%
Total	$2,183	$6,426	$142	$3,368	$12,119	0.1%
(1) Includes FDM loans modified with a combination of term extension, payment deferral and interest rate reduction modifications.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
(Unaudited)
The following tables describe the financial effect of the modifications made to borrowers experiencing financial difficulty:

Three Months Ended September 30, 2026	Weighted average term extension (in months)	Weighted average payment deferral (in months)	Weighted average interest rate reduction
Commercial and industrial	—	6	—%
Construction	4	—	—%
Residential real estate:
1-to-4 family mortgage	43	—	—%
Commercial real estate:
Owner-occupied	—	6	—%

Nine Months Ended September 30, 2026	Weighted average term extension (in months)	Weighted average payment deferral (in months)	Weighted average interest rate reduction
Commercial and industrial	6	14	—%
Construction	9	—	—%
Residential real estate:
1-to-4 family mortgage	33	—	1.76%
Multi-family mortgage	12	—	—%
Commercial real estate:
Owner-occupied	—	6	—%
Consumer and other	20	—	—%

Three Months Ended September 30, 2025	Weighted average term extension (in months)	Weighted average payment deferral (in months)	Weighted average interest rate reduction
Commercial and industrial	13	—	—%
Construction	2	—	—%
Commercial real estate:
Owner-occupied	3	—	—%
Non-owner occupied	—	7	—%

Nine Months Ended September 30, 2025	Weighted average term extension (in months)	Weighted average payment deferral (in months)	Weighted average interest rate reduction
Commercial and industrial	35	—	—%
Construction	4	4	2.50%
Residential real estate:
1-to-4 family mortgage	300	4	—%
Commercial real estate:
Owner-occupied	3	—	—%
Non-owner occupied	—	7	—%
Consumer and other	13	—	2.00%

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
(Unaudited)
For FDM loans, a subsequent payment default is defined as the earlier of the FDM loans being placed on nonaccrual status or reaching 30 days past due with respect to principal and/or interest payments. The following tables depict loans that defaulted during the three and nine months ended September 30, 2026 and 2025 that were previously modified in the prior 12 months.

	Term Extension	Payment deferral	Interest Rate Reduction	Combination(1)
Three Months Ended September 30, 2026
Commercial and industrial	$54	$2,386	$—	$—
Residential real estate:
1-to-4 family mortgage	1,328	938	—	—
Multi-family mortgage	7,408	—	—	—
Consumer and other	—	—	—	58

Nine Months Ended September 30, 2026
Commercial and industrial	54	2,386	—	—
Residential real estate:
1-to-4 family mortgage	1,461	938	—	—
Multi-family mortgage	7,408	—	—	—
Consumer and other	—	—	—	95

Three Months Ended September 30, 2025
Residential real estate:
1-to-4 family mortgage	—	—	—	313

Nine Months Ended September 30, 2025
Construction	—	—	142	—
Residential real estate:
1-to-4 family mortgage	461	—	—	313
Consumer and other	—	—	—	63
(1) Includes FDM loans modified with a combination of term extension, payment deferral and interest rate reduction modifications.
At September 30, 2026, the Company had $100 of commitments to lend additional funds to borrowers whose loans were classified as a FDM loan. There were no such commitments as of September 30, 2025.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
(Unaudited)
The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The tables below depict the performance of loans HFI as of September 30, 2026 and 2025 made to borrowers experiencing financial difficulty that were modified in the prior 12 months.

September 30, 2026	30-89 days past due and accruing interest	90 days or more and accruing interest	Nonaccrual loans(1)	Loans current on payments and accruing interest	Total
Commercial and industrial	$—	$—	$1,684	$14,560	$16,244
Construction	—	—	23,380	—	23,380
Residential real estate:
1-to-4 family mortgage	221	827	695	4,165	5,908
Multi-family mortgage	—	—	7,408	—	7,408
Commercial real estate:
Owner-occupied	—	—	—	6,185	6,185
Consumer and other	—	—	—	135	135
Total	$221	$827	$33,167	$25,045	$59,260
(1) Loans were on nonaccrual when modified and subsequently classified as FDM.

September 30, 2025	30-89 days past due and accruing interest	90 days or more and accruing interest	Nonaccrual loans(1)	Loans current on payments and accruing interest	Total
Commercial and industrial	$—	$—	$—	$152	$152
Construction	—	—	3,305	1,468	4,773
Residential real estate:
1-to-4 family mortgage	313	—	1,464	1,193	2,970
Residential line of credit	—	—	—	29	29
Commercial real estate:
Owner-occupied	—	—	244	—	244
Non-owner occupied	—	—	1,031	3,562	4,593
Consumer and other	—	63	—	—	63
Total	$313	$63	$6,044	$6,404	$12,824
(1) Loans were on nonaccrual when modified and subsequently classified as FDM.
Collateral-Dependent Loans
For collateral-dependent loans, which are loans for which repayment is expected to be provided substantially through the operation or sale of the collateral and for which the borrower is experiencing financial difficulty, the following tables present the loans by class of financing receivable.

	September 30, 2026
	Type of Collateral
	Real Estate	Land	Business Assets	Total
Commercial and industrial	$—	$—	$26,703	$26,703
Construction	37,573	1,653	—	39,226
Residential real estate:
1-to-4 family mortgage	3,403	—	—	3,403
Residential line of credit	430	—	—	430
Multi-family mortgage	17,059	—	—	17,059
Commercial real estate:
Owner-occupied	40,581	7,018	—	47,599
Non-owner occupied	29,489	—	—	29,489
Total	$128,535	$8,671	$26,703	$163,909

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
(Unaudited)

	December 31, 2025
	Type of Collateral
	Real Estate	Land	Business Assets	Total
Commercial and industrial	$—	$—	$27,222	$27,222
Construction	35,297	5,497	—	40,794
Residential real estate:
1-to-4 family mortgage	3,488	—	—	3,488
Multi-family mortgage	7,613	—	—	7,613
Commercial real estate:
Owner-occupied	1,883	8,027	—	9,910
Non-owner occupied	10,171	—	—	10,171
Total	$58,452	$13,524	$27,222	$99,198
Allowance for Credit Losses on Loans HFI
Effective June 30, 2025, the Company changed certain estimation techniques, inputs, and assumptions used to estimate expected credit losses on loan portfolios and unfunded commitments. Following a periodic review of its credit loss estimation process, the Company adopted a discounted cash flow methodology, adjusted for current conditions and reasonable and supportable forecasts, for all loan segments except consumer and other loans, which utilize the weighted average remaining maturity methodology. The same methodologies are used to estimate expected credit losses on off- balance sheet commitments. Additional information regarding these changes is included in Note 1, “Basis of presentation and summary of significant accounting policies,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
The Company performed evaluations within its updated qualitative framework, assessing for information not otherwise captured in the model loss estimation process. The Company considers the qualitative factors that are relevant to the institution as of the reporting date, which may include, but are not limited to: levels of and trends in delinquencies and performance of loans; levels of and trends in write-offs and recoveries collected; trends in volume and terms of loans; effects of any changes in reasonable and supportable economic forecasts; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and expertise; available relevant information sources that contradict the Company’s own forecast; effects of changes in prepayment expectations or other factors affecting assessments of loan contractual terms; industry conditions; and effects of changes in credit concentrations.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
(Unaudited)
The following tables provide the changes in the allowance for credit losses on loans HFI by class of financing receivable for the three and nine months ended September 30, 2026 and 2025:

	Commercial and industrial	Construction	1-to-4 family residential mortgage	Residential line of credit	Multi-family residential mortgage	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Consumer and other	Total
Three Months Ended September 30, 2026
Beginning balance - June 30, 2026	$26,275	$27,457	$33,846	$10,186	$11,566	$19,961	$42,003	$22,716	$194,010
Loans charged-off	—	—	(120)	(5)	—	—	—	(1,749)	(1,874)
Recoveries of loans previously charged-off	28	—	15	1	—	10	—	603	657
(Reversal of) provision for credit losses on loans HFI	(472)	(685)	2,282	(185)	159	(433)	(51)	552	1,167
Ending balance - September 30, 2026	$25,831	$26,772	$36,023	$9,997	$11,725	$19,538	$41,952	$22,122	$193,960
Nine Months Ended September 30, 2026
Beginning balance - December 31, 2025	$24,130	$25,633	$33,218	$10,589	$12,260	$21,609	$36,235	$22,309	$185,983
Loans charged-off	(2,805)	(315)	(946)	(28)	—	—	—	(4,295)	(8,389)
Recoveries of loans previously charged-off	277	27	81	2	—	39	—	1,296	1,722
Provision for (reversal of) credit losses on loans HFI	4,229	1,427	3,670	(566)	(535)	(2,110)	5,717	2,812	14,644
Ending balance - September 30, 2026	$25,831	$26,772	$36,023	$9,997	$11,725	$19,538	$41,952	$22,122	$193,960

	Commercial and industrial	Construction	1-to-4 family residential mortgage	Residential line of credit	Multi-family residential mortgage	Commercial real estate owner occupied	Commercial real estate non-owner occupied	Consumer and other	Total
Three Months Ended September 30, 2025
Beginning balance - June 30, 2025	$20,271	$21,848	$30,262	$8,671	$10,894	$11,939	$26,303	$18,760	$148,948
Initial allowance on loans purchased with deteriorated credit quality	1,959	298	64	31	159	1,515	3,418	74	7,518
Loans charged-off	(100)	(399)	(322)	—	—	—	—	(888)	(1,709)
Recoveries of loans previously charged-off	12	—	6	11	—	4	—	246	279
Provision for (reversal of) credit losses on loans HFI	3,933	6,110	3,049	1,745	762	6,902	4,352	3,104	29,957
Ending balance - September 30, 2025	$26,075	$27,857	$33,059	$10,458	$11,815	$20,360	$34,073	$21,296	$184,993
Nine Months Ended September 30, 2025
Beginning balance - December 31, 2024	$16,667	$31,698	$25,340	$10,952	$10,512	$11,993	$25,531	$19,249	$151,942
Initial allowance on loans purchased with deteriorated credit quality	1,959	298	64	31	159	1,515	3,418	74	7,518
Loans charged-off	(3,071)	(399)	(758)	—	—	(17)	—	(2,811)	(7,056)
Recoveries of loans previously charged-off	227	—	26	12	—	34	529	1,000	1,828
Impact of change in accounting estimate for current expected credit losses	3,504	(4,705)	2,717	(3,428)	258	(1,074)	(1,747)	(2,373)	(6,848)
Provision for credit losses on loans HFI	6,789	965	5,670	2,891	886	7,909	6,342	6,157	37,609
Ending balance - September 30, 2025	$26,075	$27,857	$33,059	$10,458	$11,815	$20,360	$34,073	$21,296	$184,993

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
(Unaudited)
Note (5)—Other real estate owned
The amount reported as other real estate owned includes property acquired through foreclosure in addition to excess facilities held for sale and is carried at the lower of the carrying amount of the underlying loan or the fair value of the real estate less costs to sell. The following table summarizes the other real estate owned for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Balance at beginning of period	$5,544	$2,998	$6,009	$4,409
Transfers from loans	963	1,975	4,555	5,272
Acquired through merger or acquisition	—	120	—	120
Proceeds from sale of other real estate owned	(2,218)	(659)	(6,338)	(5,071)
Gain (loss) on sale of other real estate owned	366	32	439	(225)
Write-downs and partial liquidations	—	—	(10)	(39)
Balance at end of period	$4,655	$4,466	$4,655	$4,466
Included within the other real estate owned balance above, foreclosed residential real estate properties totaled $3,835 and $4,008 as of September 30, 2026 and December 31, 2025, respectively.
The recorded investment in residential mortgage loans secured by residential real estate properties for which foreclosure proceedings are in process totaled $8,889 and $4,732 as of September 30, 2026 and December 31, 2025, respectively.
Note (6)—Leases
As of September 30, 2026, the Company was the lessee in 48 operating leases and 1 finance lease of certain branch, mortgage and operations locations with original terms greater than one year.
Many leases include options to renew, with terms that can extend the lease up to an additional 20 years or more. Certain lease agreements contain provisions to periodically adjust rental payments for inflation. Renewal options that management is reasonably certain to renew and fixed rent escalations are included in the right-of-use asset and lease liability.
Information related to the Company’s leases is presented below as of September 30, 2026 and December 31, 2025:

		September 30,	December 31,
	Classification	2026	2025
Right-of-use assets:
Operating leases	Operating lease right-of-use assets	$46,118	$49,249
Finance leases	Premises and equipment, net	952	1,035
Total right-of-use assets		$47,070	$50,284
Lease liabilities:
Operating leases	Operating lease liabilities	$56,215	$60,556
Finance leases	Borrowings	1,050	1,127
Total lease liabilities		$57,265	$61,683
Weighted average remaining lease term (in years) - operating		10.5	10.9
Weighted average remaining lease term (in years) - finance		8.61	9.35
Weighted average discount rate - operating		3.74%	3.68%
Weighted average discount rate - finance		1.76%	1.76%

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
(Unaudited)
The components of total lease expense included in the consolidated statements of income were as follows:

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
	Classification	2026	2025	2026	2025
Operating lease costs:
Amortization of right-of-use asset	Occupancy and equipment	$1,942	$2,023	$5,740	$5,846
Short-term lease cost	Occupancy and equipment	85	70	224	229
Variable lease cost	Occupancy and equipment	317	333	1,179	1,302
Loss (gain) on lease terminations	Occupancy and equipment	—	265	(42)	265
Finance lease costs:
Interest on lease liabilities	Interest expense on borrowings	4	6	14	16
Amortization of right-of-use asset	Occupancy and equipment	28	28	83	83
Sublease income	Occupancy and equipment	(205)	(214)	(622)	(634)
Total lease cost		$2,171	$2,511	$6,576	$7,107
The Company does not separate lease and non-lease components and instead elects to account for them as a single lease component. Variable lease cost primarily represents variable payments such as common area maintenance, utilities, and property taxes.
A maturity analysis of operating and finance lease liabilities and a reconciliation of cash flows to lease liabilities as of September 30, 2026 is as follows:

	Operating	Finance
	Leases	Lease
September 30, 2027	$8,870	$125
September 30, 2028	8,077	127
September 30, 2029	7,042	128
September 30, 2030	6,431	130
September 30, 2031	6,416	132
Thereafter	32,161	490
Total undiscounted future minimum lease payments	68,997	1,132
Less: imputed interest	(12,782)	(82)
Lease liabilities	$56,215	$1,050

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
(Unaudited)
Note (7)—Mortgage servicing rights
Changes in the Company’s mortgage servicing rights were as follows for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Carrying value at beginning of period	$145,374	$153,464	$148,795	$162,038
Capitalization	679	849	3,232	2,498
Change in fair value:
Due to payoffs/paydowns	(2,848)	(3,438)	(9,510)	(9,703)
Due to change in valuation inputs or assumptions	7,668	(1,035)	8,356	(4,993)
Carrying value at end of period	$150,873	$149,840	$150,873	$149,840
The following table summarizes servicing income and expense, which are included in mortgage banking income and other noninterest expense, respectively, in the consolidated statements of income for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Servicing income:
Servicing income	$6,452	$6,836	$19,526	$20,849
Change in fair value of mortgage servicing rights	4,820	(4,473)	(1,154)	(14,696)
Change in fair value of derivative hedging instruments	(8,298)	1,083	(9,889)	4,006
Total servicing income	2,974	3,446	8,483	10,159
Servicing expenses	2,225	1,409	5,563	4,974
Net servicing income	$749	$2,037	$2,920	$5,185
Data and key economic assumptions, as well as the valuation's sensitivity to interest rate fluctuations, related to the Company’s mortgage servicing rights as of September 30, 2026 and December 31, 2025 are as follows:

	September 30,	December 31,
	2026	2025
Unpaid principal balance of mortgage loans sold and serviced for others	$9,106,646	$9,588,948
Weighted-average prepayment speed (CPR)	5.37%	6.38%
Estimated impact on fair value of a 10% increase	$(3,506)	$(4,026)
Estimated impact on fair value of a 20% increase	$(6,824)	$(7,812)
Discount rate	11.2%	9.68%
Estimated impact on fair value of a 100 bp increase	$(6,895)	$(6,986)
Estimated impact on fair value of a 200 bp increase	$(13,222)	$(13,390)
Weighted-average coupon interest rate	3.71%	3.67%
Weighted-average servicing fee (basis points)	27	27
Weighted-average remaining maturity (in months)	339	338
The sensitivity calculations above are hypothetical changes and should not be considered to be predictive of future performance. Changes in fair value based on adverse changes in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, the effect of an adverse variation in a particular assumption on the fair value of the mortgage servicing rights is calculated without changing any other assumption, while in reality changes in one factor may result in changes in another, which may either magnify or counteract the effect of the change. The derivative instruments utilized by the Company, which were not included in the above sensitivities, would serve to offset the estimated impacts to fair value included in the table above. See Note 11, “Derivatives” for additional information on these derivative instruments.
As of September 30, 2026 and December 31, 2025, the Company held mortgage escrow deposits totaling $122,872 and $69,055, respectively, related to loans sold with servicing retained.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
(Unaudited)
Note (8)—Borrowings
The Company has access to various sources of funds that allow for management of interest rate exposure and liquidity. The following table summarizes the Company's outstanding borrowings and weighted average interest rates as of September 30, 2026 and December 31, 2025:

	Outstanding Balance		Weighted Average Interest Rate
	September 30,	December 31,	September 30,	December 31,
	2026	2025	2026	2025
Securities sold under agreements to repurchase and federal funds purchased	$27,484	$99,865	3.18%	4.01%
Subordinated debt, net	207,722	83,670	5.94%	5.01%
Other borrowings	30,184	29,229	0.06%	0.07%
Total	$265,390	$212,764
Securities sold under agreements to repurchase and federal funds purchased
Securities sold under agreements to repurchase are financing arrangements that mature daily. Securities sold under agreements to repurchase totaled $7,484 and $9,865 as of September 30, 2026 and December 31, 2025, respectively. The weighted average interest rate of the Company's securities sold under agreements to repurchase was 0.20% as of both September 30, 2026 and December 31, 2025. The fair value of securities pledged to secure repurchase agreements may decline. The Company manages this risk by having a policy to pledge securities valued at 100% of the outstanding balance of repurchase agreements.
The Bank maintains lines with certain correspondent banks that provide borrowing capacity in the form of federal funds purchased. Federal funds purchased are short-term borrowings that typically mature within one to fourteen days. The aggregate total borrowing capacity under these lines amounted to $405,000 as of both September 30, 2026 and December 31, 2025. Borrowings against these lines, which are classified as federal funds purchased, totaled $20,000 and $90,000 with a weighted average rate of 4.30% and 4.43% as of September 30, 2026 and December 31, 2025, respectively.
Information concerning securities sold under agreements to repurchase and federal funds purchased as of or for the nine months ended September 30, 2026 and as of or for the year ended December 31, 2025 is summarized as follows:

	September 30, 2026	December 31, 2025
Balance at period-end	$27,484	$99,865
Average daily balance during the period	10,895	11,950
Average interest rate during the period	0.66%	0.79%
Maximum month-end balance during the period	$95,498	$107,486
Weighted average interest rate at period-end	3.18%	4.01%
Federal Home Loan Bank Advances
As a member of the FHLB, the Company may utilize advances from the FHLB in order to provide additional liquidity and funding. Under these short-term agreements, the Company maintains a line of credit that as of September 30, 2026 and December 31, 2025 had total borrowing capacity of $2,308,281 and $2,214,796, respectively. As of September 30, 2026 and December 31, 2025, the Company had qualifying loans pledged as collateral securing these lines amounting to $3,896,210 and $3,817,876, respectively. There were no FHLB advances outstanding as of September 30, 2026 or December 31, 2025.
Information concerning FHLB advances as of or for the nine months ended September 30, 2026 and as of or for the year ended December 31, 2025 is shown within the table below.

	September 30, 2026	December 31, 2025
Balance at period-end	$—	$—
Average daily balance during the period	3,663	9,589
Average interest rate during the period	3.87%	4.36%
Maximum month-end balance during the period	$125,000	$100,000
Weighted average interest rate at period-end	—%	—%

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
(Unaudited)
Subordinated Debt
During the year ended December 31, 2025, the Company redeemed $30,930 of junior subordinated debentures and $100,000 of 10-year fixed-to-floating rate subordinated notes at the principal amount plus accrued interest, in accordance with the terms of the notes.
On July 1, 2025, the Company assumed three separate fixed-to-floating rate subordinated notes in connection with its merger with Southern States with a principal balance totaling $92,500.
During September 2026, the Company issued $125,000 aggregate principal amount of 6.625% fixed-to-floating rate subordinated notes.
Further details regarding the Company’s subordinated debt as of September 30, 2026 are provided below.

Name	Year established	Maturity	Call date	Total debt outstanding	Interest rate	Coupon structure
October 2036 Subordinated Debt(1)	2026	10/01/2036	10/01/2031	$125,000	6.625%	Semiannual fixed(2)
February 2032 Subordinated Debt(1)(3)	2022	02/07/2032	03/30/2027	47,500	3.50%	Quarterly fixed(2)
October 2032 Subordinated Debt(1)(3)	2022	10/26/2032	12/30/2027	40,000	7.00%	Quarterly fixed(2)
December 2031 Subordinated Debt(1)(3)	2021	12/22/2031	12/31/2026	5,000	3.50%	Quarterly fixed(2)
Unamortized debt issuance costs and unamortized fair value marks				(9,778)
Total subordinated debt, net				$207,722
(1) The Company classifies the subordinated debt, net of applicable unamortized debt issuance costs and fair value marks on acquired debt, as Tier 2 capital, subject to a 20% annual phaseout during the final five years before maturity.
(2) Beginning on each respective call date, the coupon rate converts to 3M SOFR plus a spread of 205 basis points, 205 basis points, 306 basis points and 242 basis points for the October 2036, February 2032, October 2032 and December 2031 subordinated issues, respectively, through the end of the term of each debenture.
(3) These notes were acquired in the Southern States merger on July 1, 2025.

Other Borrowings
As of September 30, 2026 and December 31, 2025, other borrowings included a finance lease liability amounting to $1,050 and $1,127, respectively. Additionally, as of September 30, 2026 and December 31, 2025, the Company recorded $29,134 and $28,102, respectively, of optional repurchase commitments of government guaranteed GNMA loans that meet certain defined delinquency rates under their contractual terms that were eligible for optional repurchase and recorded in both loans held for sale and other borrowings. See Note 6, “Leases” and Note 12, “Fair value of financial instruments” for additional information regarding the Company's finance lease and guaranteed GNMA loans eligible for repurchase, respectively.
Other borrowings may periodically include borrowings from the Federal Reserve's Discount Window or other borrowing programs available to the Company as an additional source of short-term liquidity. As of September 30, 2026 and December 31, 2025, there were no such other borrowings outstanding.
Further information concerning borrowings from the Federal Reserve's Discount Window or other borrowings as of or for the nine months ended September 30, 2026 and as of or for the year ended December 31, 2025 is shown within the table below.

	September 30, 2026	December 31, 2025
Balance at period-end	$—	$—
Average daily balance during the period	5,128	2,329
Average interest rate during the period	3.75%	4.06%
Maximum month-end balance during the period	$100,000	$—
Weighted average interest rate at period-end	—%	—%
Under the Company’s Borrower‑in‑Custody arrangement, the Company is permitted to pledge qualifying loans as collateral while retaining possession of the loan documentation. As of September 30, 2026 and December 31, 2025, the Company had pledged loan collateral totaling $2,695,429 and $2,879,586, respectively, to the Federal Reserve under the Borrower-in-Custody program, resulting in total borrowing capacity of $2,070,119 and $2,268,599, respectively.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
(Unaudited)
Note (9)—Income taxes
The following table presents a reconciliation of federal income taxes at the statutory federal rate of 21.0% to the Company’s effective tax rates for the three and nine months ended September 30, 2026:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026		2026
Federal taxes calculated at statutory rate	$16,176	21.0%	$47,111	21.0%
Increase (decrease) resulting from:
State taxes, net of federal benefit(1)	1,809	2.2%	5,796	2.6%
State tax credits, net of federal benefit(1)	(590)	(0.8)%	(2,267)	(1.0)%
New markets tax credit	(160)	(0.2)%	(480)	(0.2)%
Energy credits	(938)	(1.2)%	(2,813)	(1.2)%
Nondeductible/nontaxable items:
Municipal interest income, net of interest disallowance	(467)	(0.6)%	(1,290)	(0.6)%
Section 162(m) limitation	123	0.2%	1,396	0.6%
Other nondeductible/nontaxable items	(101)	(0.1)%	14	—%
Other	974	1.3%	484	0.2%
Income tax expense, as reported	$16,826	21.8%	$47,951	21.4%
(1) The State of Tennessee represents more than 50% of total state taxes and state tax credits.
The following table presents a reconciliation of federal income taxes at the statutory federal rate of 21.0% to the Company's effective tax rates for the three and nine months ended September 30, 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025		2025
Federal taxes calculated at statutory rate	$6,217	21.0%	$14,427	21.0%
Increase (decrease) resulting from:
State taxes, net of federal benefit	125	0.4%	372	0.5%
Benefit from stock-based compensation	(29)	(0.1)%	(408)	(0.6)%
Municipal interest income, net of interest disallowance	(408)	(1.4)%	(1,221)	(1.8)%
Bank-owned life insurance	(151)	(0.5)%	(334)	(0.5)%
Section 162(m) limitation	110	0.4%	795	1.2%
Expiration of the statute of limitations	—	—%	(8,713)	(12.7)%
Interest on refunds	—	—%	(2,591)	(3.8)%
Other	363	1.2%	719	1.1%
Income tax expense, as reported	$6,227	21.0%	$3,046	4.4%
For the nine months ended September 30, 2025, a one-time gross tax benefit of $10,713 was recognized due to the expiration of the statute of limitations with respect to an amended income tax return and the associated interest.
Note (10)—Commitments and contingencies
Commitments to extend credit and letters of credit
The Company issues certain financial instruments to meet customer financing needs, including loan commitments, credit lines and letters of credit. The agreements associated with these types of unfunded loan commitments provide credit or support the credit of others, as long as conditions established in the contract are met, and usually have expiration dates.
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

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
(Unaudited)

	September 30,	December 31,
	2026	2025
Commitments to extend credit, excluding interest rate lock commitments	$3,492,740	$3,198,502
Letters of credit	53,016	61,610
Balance at end of period	$3,545,756	$3,260,112
As of September 30, 2026 and December 31, 2025, unfunded loan commitments included above with floating interest rates totaled $3,197,677 and $3,012,819, respectively.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Balance at beginning of period	$15,859	$12,932	$16,196	$6,107
Provision for credit losses on unfunded commitments acquired in business combination	—	3,243	—	3,243
Impact of change in accounting estimate for current expected credit losses	—	—	—	6,452
Provision for (reversal of) credit losses on unfunded commitments	257	1,217	(80)	1,590
Balance at end of period	$16,116	$17,392	$16,116	$17,392
Loan repurchases or indemnifications
In connection with the sale of mortgage loans to third-party private investors or government sponsored agencies, the Company makes representations and warranties as to the propriety of its origination activities, which are typical and customary to these types of transactions. Occasionally, investors require the Company to repurchase loans sold to them or otherwise indemnify the investor against certain losses under the terms of the warranties. When the Company is required to repurchase the loans, the loans are recorded at fair value in loans HFI. The total principal amount of loans repurchased or indemnified for was $783 and $2,147 for the three and nine months ended September 30, 2026, respectively, and $2,576 and $5,827 for the three and nine months ended September 30, 2025, respectively.
At September 30, 2026 and December 31, 2025, the Company had $938 and $696, respectively, of reserves associated with potential losses on loans previously sold included in accrued expenses and other liabilities on the Company’s consolidated balance sheets.
Legal Proceedings
Various legal claims arise from time to time in the normal course of business, which, in the opinion of management, will not have a material effect on the Company’s consolidated financial statements.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
(Unaudited)
Note (11)—Derivatives
The Company utilizes derivative financial instruments as part of its ongoing efforts to manage its interest rate risk exposure as well as interest rate exposure for its customers. Derivative financial instruments are included in the consolidated balance sheets line item other assets or accrued expenses and other liabilities at fair value in accordance with ASC 815, “Derivatives and Hedging.” See Note 1, “Basis of presentation and summary of significant accounting policies,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 for additional information on the Company’s accounting policies related to derivative instruments and hedging activities.
As of September 30, 2026 and December 31, 2025, the Company did not have any derivatives designated as fair value or cash flow hedges.
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
The following tables provide details on the Company’s non-designated derivative financial instruments as of the dates presented:

	September 30, 2026
	Notional Amount	Asset	Liability
Interest rate contracts	$657,204	$28,771	$28,777
Forward commitments	287,000	6,493	—
Interest rate-lock commitments	83,316	422	—
Futures contracts	158,500	—	3,061
Total	$1,186,020	$35,686	$31,838

	December 31, 2025
	Notional Amount	Asset	Liability
Interest rate contracts	$654,705	$23,020	$23,080
Forward commitments	240,500	—	168
Interest rate-lock commitments	86,586	1,296	—
Futures contracts	185,000	—	261
Total	$1,166,791	$24,316	$23,509

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
(Unaudited)
(Losses) gains included in the consolidated statements of income related to the Company’s non-designated derivative financial instruments were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Included in mortgage banking income:
Interest rate lock commitments	$(1,425)	$(350)	$(874)	$1,325
Forward commitments	6,244	(1,237)	6,826	(1,560)
Futures contracts	(6,611)	517	(7,649)	2,648
Total	$(1,792)	$(1,070)	$(1,697)	$2,413
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

				Gross amounts not offset on the consolidated balance sheets
	Gross amounts recognized	Gross amounts offset on the consolidated balance sheets	Net amounts presented on the consolidated balance sheets	Financial instruments	Financial collateral pledged	Net Amount
September 30, 2026
Derivative financial assets	$28,750	$—	$28,750	$28	$—	$28,722
Derivative financial liabilities	$833	$—	$833	$28	$805	$—

December 31, 2025
Derivative financial assets	$17,348	$—	$17,348	$5,824	$—	$11,524
Derivative financial liabilities	$7,696	$—	$7,696	$5,824	$1,872	$—
Collateral Requirements
Most derivative contracts are secured by collateral. Accordingly, pursuant to the interest rate agreements with derivative counterparties, the Company may be required to accept or post collateral with these derivative counterparties. As of September 30, 2026 and December 31, 2025, the Company had collateral posted of $35,829 and $30,675, respectively, against its obligations under these agreements. Cash pledged as collateral on derivative contracts is recorded in other assets on the consolidated balance sheets.
Note (12)—Fair value of financial instruments
ASC 820-10 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820-10 also establishes a framework for measuring the fair value of assets and liabilities according to a hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets and liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The hierarchy maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs derived from management's estimate of the assumptions that market participants would use in pricing the asset or liability based on the best information available under the circumstances.

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

Collateral- dependent loans
Collateral-dependent loans are loans for which the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. Collateral-dependent loans are classified as Level 3.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
(Unaudited)
The balances and levels of the assets and liabilities measured at fair value on a recurring basis as of September 30, 2026 and December 31, 2025 are presented in the following tables:

At September 30, 2026	Quoted prices in active markets for identical assets (liabilities) (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Total
Financial assets:
AFS debt securities:
U.S. government agency securities	$—	$789,987	$—	$789,987
Mortgage-backed securities - residential	—	568,520	—	568,520
Mortgage-backed securities - commercial	—	18,644	—	18,644
Municipal securities	—	152,325	—	152,325
U.S. Treasury securities	—	6,964	—	6,964
Corporate securities	—	1,690	—	1,690
Equity securities, at fair value	5,759	—	—	5,759
Total securities	$5,759	$1,538,130	$—	$1,543,889
Loans held for sale, at fair value	$—	$225,935	$—	$225,935
Mortgage servicing rights	—	—	150,873	150,873
Derivatives	—	35,686	—	35,686
Financial liabilities:
Derivatives	—	31,838	—	31,838

At December 31, 2025	Quoted prices in active markets for identical assets (liabilities) (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Total
Financial assets:
AFS debt securities:
U.S. government agency securities	$—	$670,088	$—	$670,088
Mortgage-backed securities - residential	—	602,320	—	602,320
Mortgage-backed securities - commercial	—	10,678	—	10,678
Municipal securities	—	168,370	—	168,370
U.S. Treasury securities	—	7,125	—	7,125
Corporate securities	—	998	—	998
Equity securities, at fair value	—	155	—	155
Total securities	$—	$1,459,734	$—	$1,459,734
Loans held for sale, at fair value	$—	$172,974	$—	$172,974
Mortgage servicing rights	—	—	148,795	148,795
Derivatives	—	24,316	—	24,316
Financial liabilities:
Derivatives	—	23,509	—	23,509

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
(Unaudited)
The balances and levels of the assets measured at fair value on a nonrecurring basis as of September 30, 2026 and December 31, 2025 are presented in the following tables:

September 30, 2026	Quoted prices in active markets for identical assets (liabilities) (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Total
Nonrecurring valuations:
Financial assets:
Other real estate owned	$—	$—	$3,480	$3,480
Collateral-dependent net loans held for investment:
Commercial and industrial	$—	$—	$3,217	$3,217
Construction	—	—	21,511	21,511
Residential real estate:
1-to-4 family mortgage	—	—	262	262
Multi-family mortgage	—	—	2,113	2,113
Commercial real estate:
Owner-occupied	—	—	5,479	5,479
Non-owner occupied	—	—	9,770	9,770
Total collateral-dependent loans	$—	$—	$42,352	$42,352

December 31, 2025	Quoted prices in active markets for identical assets (liabilities) (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Total
Nonrecurring valuations:
Other real estate owned	$—	$—	$4,757	$4,757
Collateral-dependent net loans held for investment:
Commercial and industrial	$—	$—	$1,538	$1,538
Construction	—	—	18,281	18,281
Residential real estate:
1-to-4 family mortgage	—	—	287	287
Commercial real estate:
Owner-occupied	—	—	5,479	5,479
Non-owner occupied	—	—	640	640
Total collateral-dependent loans	$—	$—	$26,225	$26,225

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
(Unaudited)
The significant unobservable inputs (Level 3) used in the valuation and changes in fair value associated with the Company’s mortgage servicing rights for the three and nine months ended September 30, 2026 and 2025 are detailed at Note 7, “Mortgage servicing rights.”
The following tables present information as of September 30, 2026 and December 31, 2025 about significant unobservable inputs (Level 3) used in the valuation of assets measured at fair value on a nonrecurring basis:

September 30, 2026
Financial instrument	Fair Value	Valuation technique	Significant unobservable inputs	Range of inputs
Collateral-dependent net loans held for investment:
Commercial and industrial	$3,217	Appraised value	Discount for costs to sell	0%-28%
Construction	21,511	Appraised value	Discount for costs to sell	10%-18%
Residential real estate:
1-to-4 family mortgage	262	Appraised value	Discount for costs to sell	10%-10%
Multi-family mortgage	2,113	Appraised value	Discount for costs to sell	10%-10%
Commercial real estate:
Owner-occupied	5,479	Appraised value	Discount for costs to sell	10%-10%
Non-owner occupied	9,770	Appraised value	Discount for costs to sell	10%-12%
Other real estate owned	$3,480	Appraised value	Discount for costs to sell	0%-10%

December 31, 2025
Financial instrument	Fair Value	Valuation technique	Significant unobservable inputs	Range of inputs
Collateral-dependent net loans held for investment:
Commercial and industrial	$1,538	Appraised value	Discount for costs to sell	10%-10%
Construction	18,281	Appraised value	Discount for costs to sell	10%-22%
Residential real estate:
1-to-4 family mortgage	287	Appraised value	Discount for costs to sell	10%-10%
Commercial real estate:
Owner-occupied	5,479	Appraised value	Discount for costs to sell	10%-10%
Non-owner occupied	640	Appraised value	Discount for costs to sell	11%-11%
Other real estate owned	$4,757	Appraised value	Discount for costs to sell	0%-10%

Fair value for collateral-dependent loans is determined based on the estimated value of the collateral securing the loans, less estimated selling costs and closing costs related to liquidation of the collateral. For loans secured by real estate, the fair value is determined based on appraisals performed by qualified appraisers and reviewed by qualified personnel. For non-real estate collateral, fair value is determined based on various sources, including third-party asset valuation and internally determined values based on cost adjusted or other judgmentally determined factors. Collateral-dependent loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on changes in market conditions from the time of valuation and management’s knowledge of the borrower and borrower’s business. As of September 30, 2026 and December 31, 2025, total amortized cost of collateral-dependent loans measured on a nonrecurring basis amounted to $52,011 and $29,057, respectively. The allowance for credit losses is calculated as the amount for which the loan’s amortized cost basis exceeds fair value.
Other real estate owned acquired in settlement of indebtedness is recorded at fair value of the real estate less estimated costs to sell. Subsequently, it may be necessary to record nonrecurring fair value adjustments for declines in fair value. Any write-downs based on the asset’s fair value at the date of foreclosure are charged to the allowance for credit losses.
Appraisals for both collateral-dependent loans and other real estate owned are performed by certified appraisers whose qualifications and licenses have been reviewed and verified by the Company. Once received, a member of the lending administrative department reviews the assumptions and approaches utilized in the appraisal as well as the overall

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
(Unaudited)
resulting fair value in comparison with independent data sources such as recent market data or industry wide statistics. Collateral-dependent loans for which repayment is expected through the sale of equipment, such as farm equipment, automobiles, and aircraft, are generally valued based on public source pricing or subscription services while more complex assets are valued through leveraging brokers who have expertise in the collateral involved.
Fair value option
The following table summarizes the Company’s loans held for sale as of the dates presented:

	September 30,	December 31,
	2026	2025
Loans held for sale under a fair value option:
Mortgage loans held for sale	$225,935	$172,974
Loans held for sale not accounted for under a fair value option:
Mortgage loans held for sale - guaranteed GNMA repurchase option	29,134	28,102
Total loans held for sale	$255,069	$201,076
Mortgage loans held for sale
Net losses of $6,726 and $7,976 resulting from fair value changes of mortgage loans held for sale were recorded in income during the three and nine months ended September 30, 2026, respectively, compared to net gains of $405 and $2,233 during the three and nine months ended September 30, 2025, respectively. The Company also recognized fair value changes on derivative instruments used to hedge market-related risk associated with these mortgage loans. When combined with the fair value changes of the underlying loans, the total resulted in net losses of $1,717 and $1,730 for the three and nine months ended September 30, 2026, respectively, compared to net gains of $801 and $2,741 for the three and nine months ended September 30, 2025, respectively.
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
The Company’s valuation of mortgage loans held for sale incorporates an assumption for credit risk; however, given the short-term period that the Company holds these mortgage loans held for sale, valuation adjustments attributable to instrument-specific credit risk are nominal.
The following table summarizes the differences between the fair value and the principal balance for mortgage loans held for sale measured at fair value as of September 30, 2026 and December 31, 2025:

	September 30,	December 31,
	2026	2025
Aggregate fair value	$225,935	$172,974
Aggregate unpaid principal balance	229,629	168,692
Difference	$(3,694)	$4,282

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
(Unaudited)
The following table contains the estimated fair values and the related carrying values of the Company’s financial instruments. Non-financial instruments are excluded from the table below.

		Fair Value
September 30, 2026	Carrying amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$1,017,689	$1,017,689	$—	$—	$1,017,689
Investment securities	1,543,889	5,759	1,538,130	—	1,543,889
Net loans HFI	12,985,604	—	—	12,884,630	12,884,630
Loans held for sale, at fair value	225,935	—	225,935	—	225,935
Interest receivable	60,369	605	8,877	50,887	60,369
Mortgage servicing rights	150,873	—	—	150,873	150,873
Derivatives	35,686	—	35,686	—	35,686
Financial liabilities:
Deposits:
Without stated maturities	$11,663,440	$11,663,440	$—	$—	$11,663,440
With stated maturities	3,002,556	—	2,997,977	—	2,997,977
Securities sold under agreements to repurchase and federal funds purchased	27,484	27,484	—	—	27,484
Subordinated debt, net	207,722	—	—	210,287	210,287
Interest payable	24,550	3,160	21,229	161	24,550
Derivatives	31,838	—	31,838	—	31,838

	Fair Value
December 31, 2025	Carrying amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$1,155,895	$1,155,895	$—	$—	$1,155,895
Investment securities	1,459,734	—	1,459,734	—	1,459,734
Net loans HFI	12,197,643	—	—	12,155,340	12,155,340
Loans held for sale, at fair value	172,974	—	172,974	—	172,974
Interest receivable	58,565	463	7,962	50,140	58,565
Mortgage servicing rights	148,795	—	—	148,795	148,795
Derivatives	24,316	—	24,316	—	24,316
Financial liabilities:
Deposits:
Without stated maturities	$11,255,404	$11,255,404	$—	$—	$11,255,404
With stated maturities	2,654,557	—	2,655,532	—	2,655,532
Securities sold under agreements to repurchase and federal funds purchased	99,865	99,865	—	—	99,865
Subordinated debt, net	83,670	—	—	88,281	88,281
Interest payable	21,549	3,677	17,872	—	21,549
Derivatives	23,509	—	23,509	—	23,509

Note (13)—Segment reporting
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
The following tables present selected financial information with respect to the Company’s reportable segments for the three and nine months ended September 30, 2026 and 2025.

Three Months Ended September 30, 2026	Banking	Mortgage	Consolidated
Interest income	$233,558	$2,549	$236,107
Interest expense	87,434	(1,273)	86,161
Net interest income	146,124	3,822	149,946
Provisions for credit losses	981	443	1,424
Net interest income after provision for credit losses	145,143	3,379	148,522
Mortgage banking income	—	9,425	9,425
Other noninterest income	15,027	88	15,115
Total noninterest income	15,027	9,513	24,540
Salaries, commissions and employee benefits	48,912	7,142	56,054
Depreciation and amortization	3,103	10	3,113
Amortization of intangibles	1,741	—	1,741
Other noninterest expense(1)	28,731	6,395	35,126
Total noninterest expense	82,487	13,547	96,034
Income before income taxes	$77,683	$(655)	$77,028
Income tax expense			16,826
Net income attributable to FB Financial Corporation and noncontrolling interest			60,202
Net income attributable to noncontrolling interest			—
Net income attributable to FB Financial Corporation			$60,202
Total assets	$16,232,445	$861,546	$17,093,991
Goodwill	350,353	—	350,353
(1) Other noninterest expense includes expenses for occupancy and equipment expense, data processing, advertising, legal and professional fees and other expenses. Additionally, other noninterest expense for Mortgage includes servicing expenses.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
(Unaudited)

Nine Months Ended September 30, 2026	Banking(2)	Mortgage	Consolidated
Interest income	$683,957	$6,938	$690,895
Interest expense	249,279	(3,267)	246,012
Net interest income	434,678	10,205	444,883
Provisions for credit losses	12,107	2,457	14,564
Net interest income after provision for credit losses	422,571	7,748	430,319
Mortgage banking income	—	32,848	32,848
Other noninterest income	43,392	455	43,847
Total noninterest income	43,392	33,303	76,695
Salaries, commissions and employee benefits	144,793	21,941	166,734
Merger and integration costs	1,447	—	1,447
Depreciation and amortization	9,304	31	9,335
Amortization of intangibles	5,414	—	5,414
Other noninterest expense(1)	82,224	17,524	99,748
Total noninterest expense	243,182	39,496	282,678
Income before income taxes	$222,781	$1,555	$224,336
Income tax expense			47,951
Net income attributable to FB Financial Corporation and noncontrolling interest			176,385
Net income attributable to noncontrolling interest(2)			8
Net income attributable to FB Financial Corporation			$176,377
Total assets	$16,232,445	$861,546	$17,093,991
Goodwill	350,353	—	350,353
(1) Other noninterest expense includes expenses for occupancy and equipment expense, data processing, advertising, legal and professional fees and other expenses. Additionally, other noninterest expense for Mortgage includes servicing expenses.
(2) Banking segment includes noncontrolling interest.

Three Months Ended September 30, 2025	Banking	Mortgage	Consolidated
Interest income	$236,073	$825	$236,898
Interest expense	91,214	(1,556)	89,658
Net interest income	144,859	2,381	147,240
Provisions for credit losses	34,070	347	34,417
Net interest income after provision for credit losses	110,789	2,034	112,823
Mortgage banking income	—	13,484	13,484
Other noninterest income	13,078	73	13,151
Total noninterest income	13,078	13,557	26,635
Salaries, commissions and employee benefits	51,441	7,769	59,210
Merger and integration costs	16,057	—	16,057
Depreciation and amortization	3,167	18	3,185
Amortization of intangibles	2,079	—	2,079
Other noninterest expense(1)	24,225	5,100	29,325
Total noninterest expense	96,969	12,887	109,856
Income before income taxes	$26,898	$2,704	$29,602
Income tax expense			6,227
Net income attributable to FB Financial Corporation and noncontrolling interest			23,375
Net income attributable to noncontrolling interest			—
Net income attributable to FB Financial Corporation			$23,375
Total assets	$15,598,629	$637,830	$16,236,459
Goodwill	350,353	—	350,353
(1) Other noninterest expense includes expenses for occupancy and equipment expense, data processing, advertising, legal and professional fees and other expenses. Additionally, other noninterest expense for Mortgage includes servicing expenses.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
(Unaudited)

Nine Months Ended September 30, 2025	Banking(2)	Mortgage	Consolidated
Interest income	$595,948	$2,740	$598,688
Interest expense	236,421	(4,029)	232,392
Net interest income	359,527	6,769	366,296
Provisions for credit losses	36,841	5,205	42,046
Net interest income after provision for credit losses	322,686	1,564	324,250
Mortgage banking income	—	38,939	38,939
Other noninterest income	(23,982)	158	(23,824)
Total noninterest income	(23,982)	39,097	15,115
Salaries, commissions and employee benefits	131,545	22,647	154,192
Merger and integration costs	19,192	—	19,192
Depreciation and amortization	8,759	61	8,820
Amortization of intangibles	3,366	—	3,366
Other noninterest expense(1)	68,346	16,750	85,096
Total noninterest expense	231,208	39,458	270,666
Income before income taxes	$67,496	$1,203	$68,699
Income tax expense			3,046
Net income attributable to FB Financial Corporation and noncontrolling interest			65,653
Net income attributable to noncontrolling interest(2)			8
Net income attributable to FB Financial Corporation			$65,645
Total assets	$15,598,629	$637,830	$16,236,459
Goodwill	350,353	—	350,353
(1) Other noninterest expense includes expenses for occupancy and equipment expense, data processing, advertising, legal and professional fees and other expenses. Additionally, other noninterest expense for Mortgage includes servicing expenses.
(2) Banking segment includes noncontrolling interest.
Note (14)—Minimum capital requirements
Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action.
Under regulatory guidance for non-advanced approach institutions, the Bank and Company are required to maintain minimum capital ratios as outlined in the table below. Minimum risk-based capital adequacy ratios below include a capital conservation buffer of 2.50%. As of September 30, 2026 and December 31, 2025, the Bank and Company met all capital adequacy requirements to which they are subject. Additionally, under U.S. Basel III Capital Rules, the Bank and Company opted out of including accumulated other comprehensive income in regulatory capital.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
(Unaudited)
Actual and required capital amounts and ratios are included below as of the dates indicated.

September 30, 2026	Actual		Minimum Requirement for Capital Adequacy with Capital Buffer		To Qualify as Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
FB Financial Corporation	$2,041,720	13.6%	$1,577,202	10.5%	N/A	N/A
FirstBank	1,992,455	13.3%	1,574,939	10.5%	$1,499,942	10.0%
Tier 1 capital (to risk-weighted assets)
FB Financial Corporation	$1,645,994	11.0%	$1,276,782	8.5%	N/A	N/A
FirstBank	1,804,717	12.0%	1,274,950	8.5%	$1,199,953	8.0%
Common equity tier 1 capital (to risk-weighted assets)
FB Financial Corporation	$1,645,994	11.0%	$1,051,468	7.0%	N/A	N/A
FirstBank	1,804,717	12.0%	1,049,959	7.0%	$974,962	6.5%
Tier 1 capital (to average assets)
FB Financial Corporation	$1,645,994	10.0%	$657,268	4.0%	N/A	N/A
FirstBank	1,804,717	11.0%	655,843	4.0%	$819,804	5.0%

December 31, 2025	Actual		Minimum Requirement for Capital Adequacy with Capital Buffer		To Qualify as Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
FB Financial Corporation	$1,888,051	13.2%	$1,496,600	10.5%	N/A	N/A
FirstBank	1,830,102	12.9%	1,484,360	10.5%	$1,413,676	10.0%
Tier 1 capital (to risk-weighted assets)
FB Financial Corporation	$1,625,952	11.4%	$1,211,534	8.5%	N/A	N/A
FirstBank	1,653,113	11.7%	1,201,625	8.5%	$1,130,941	8.0%
Common equity tier 1 capital (to risk-weighted assets)
FB Financial Corporation	$1,625,952	11.4%	$997,734	7.0%	N/A	N/A
FirstBank	1,653,113	11.7%	989,573	7.0%	$918,889	6.5%
Tier 1 capital (to average assets)
FB Financial Corporation	$1,625,952	10.3%	$633,378	4.0%	N/A	N/A
FirstBank	1,653,113	10.5%	631,928	4.0%	$789,910	5.0%
Note (15)—Stock-based compensation
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
The following table summarizes changes in RSUs for the nine months ended September 30, 2026:

	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Balance at beginning of period (unvested)	322,294	$42.78
Granted	157,862	57.13
Vested	(152,610)	40.73
Forfeited	(12,781)	45.40
Balance at end of period (unvested)	314,765	$50.86
The total fair value of RSUs vested and released was $71 and $6,216 for the three and nine months ended September 30, 2026, respectively, and $345 and $6,275 for the three and nine months ended September 30, 2025, respectively.

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
(Unaudited)
The compensation cost related to these grants and vesting of RSUs was $1,810 and $6,611 for the three and nine months ended September 30, 2026, respectively, and $1,747 and $6,343 for the three and nine months ended September 30, 2025, respectively. This includes amounts paid related to director grants and compensation elected to be settled in stock amounting to $313 and $858 during the three and nine months ended September 30, 2026, respectively, and $256 and $730 during the three and nine months ended September 30, 2025, respectively.
As of September 30, 2026, there was $9,335 of total unrecognized compensation cost related to unvested RSUs which is expected to be recognized over a weighted-average period of 1.95 years. During the three months ended June 30, 2026, a new stock-based compensation plan became effective which increased the total number of shares available for issuance. As of September 30, 2026, there were 1,778,646 shares available for issuance under the Company's plan.
As of September 30, 2026 and December 31, 2025, there was $292 and $335, respectively, accrued in accrued expenses and other liabilities related to dividend equivalent units declared that are payable upon vesting and distribution of the underlying RSUs.
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
PSU performance factors are based on the Company’s achievement of core return on average tangible common equity over the performance period relative to a predefined peer group as well as the Company’s adjusted tangible book value over the performance period.
The following table summarizes information about the changes in PSUs as of and for the nine months ended September 30, 2026:

	Performance-Based Restricted Stock Units Outstanding(1)	Weighted Average Grant Date Fair Value
Balance at beginning of period (unvested)	240,891	$40.24
Granted	69,079	58.18
Performance adjustment (2)	35,737	37.17
Vested	(107,228)	37.17
Forfeited or expired	(7,658)	43.57
Balance at end of period (unvested)	230,821	$46.45
(1) PSUs are presented in the table above assuming targets are met and the awards pay out at 100%.
(2) The performance adjustment represents the difference between shares granted and vested due to achievement of performance factors.

The following table summarizes data related to the Company’s outstanding PSUs as of September 30, 2026:

Grant Year	Grant Price	Performance Period	PSUs Outstanding
2024	$35.60	2024 to 2026	92,504
2025	$49.33	2025 to 2027	70,013
2026	$58.18	2026 to 2028	68,304
Compensation expense for PSUs is estimated each period based on the fair value of the Company’s stock at the grant date and the most probable outcome of the performance condition, adjusted for the passage of time within the performance period of the awards. For the three and nine months ended September 30, 2026, the Company recorded compensation benefit related to PSUs of $246 and compensation expense of $1,590, respectively, and compensation expense of $2,007 and $5,224 for the three and nine months ended September 30, 2025, respectively.
As of September 30, 2026, maximum unrecognized compensation cost at 200% payout related to the unvested PSUs was $12,655, and the weighted average remaining performance period over which the cost could be recognized was 1.86 years. As of September 30, 2026 and December 31, 2025, there was $288 and $298, respectively, accrued in accrued

FB Financial Corporation and subsidiaries
Notes to consolidated financial statements
(Dollar amounts are in thousands, except share and per share amounts)
(Unaudited)
expenses and other liabilities related to dividend equivalent units declared that are payable upon vesting and distribution of the underlying PSUs.
Employee Stock Purchase Plan
The Company maintains an employee stock purchase plan under which employees, through payroll deductions, are able to purchase shares of Company common stock. The employee purchase price is 95% of the lower of the market price at the beginning or end of each six month offering period. The maximum number of shares issuable during any offering period is 200,000 shares, limited to 725 shares for each participating employee. There were 9,491 and 18,115 shares of common stock issued under the ESPP with proceeds from employee payroll withholdings of $532 and $945, during the three and nine months ended September 30, 2026, respectively. There were 9,274 and 17,435 shares of common stock issued under the ESPP with proceeds from employee payroll withholdings of $450 and $790, during the three and nine months ended September 30, 2025, respectively. As of September 30, 2026, there were 2,236,814 shares available for issuance under the ESPP.
Note (16)—Related party transactions
Loans
The Bank has made loans to executive officers, directors, and significant shareholders of the Company and their related interests and expects to continue to make loans to related parties in the ordinary course of business, in compliance with regulatory requirements.
An analysis of loans to executive officers, directors and significant shareholders of the Bank and their related interests is presented below:

Loans outstanding at January 1, 2026	$45,165
New loans and advances	21,362
Change in related party status	(4,226)
Repayments	(5,323)
Loans outstanding at September 30, 2026	$56,978
Unfunded commitments to executive officers, directors and significant shareholders and their related interests totaled $28,438 and $47,182 at September 30, 2026 and December 31, 2025, respectively.
Deposits
The Bank held deposits from related parties totaling $141,207 and $406,258 as of September 30, 2026 and December 31, 2025, respectively.
Leases
The Bank leases office space from entities owned by related parties under varying terms. Lease expense for these properties totaled $47 and $250 for the three and nine months ended September 30, 2026, respectively, and $101 and $301 for the three and nine months ended September 30, 2025, respectively.
Aviation lease
Through a wholly-owned subsidiary, FBK Aviation, LLC, the Company owns and maintains an aircraft. FBK Aviation, LLC maintains non-exclusive aircraft leases with entities owned by certain directors. The Company recognized income of $14 and $84 for the three and nine months ended September 30, 2026, respectively, and $18 and $43 for the three and nine months ended September 30, 2025, respectively, under these agreements.
Equity investment in preferred stock and master loan purchase agreement
The Company holds an equity investment in a privately held entity which originates manufactured housing loans through utilization of its proprietary technology. As a result of the investment, the Company holds two board seats on the entity’s board of directors. The Company also has a master loan purchase agreement with the entity to purchase up to $250,000 in manufactured housing loan production over an initial five-year term. Under this agreement, the Company purchased $5,765 and $25,611 of loans for the three and nine months ended September 30, 2026, respectively, and purchased $17,770 and $45,780 of loans for the three and nine months ended September 30, 2025, respectively. As of September 30, 2026 and December 31, 2025, the amortized cost of these loans HFI amounted to $158,331 and $142,532, respectively. See Note 3, “Investment securities,” for additional information on this investment.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion of our financial condition as of September 30, 2026 and December 31, 2025, and our results of operations for the three and nine months ended September 30, 2026 and 2025, and should be read in conjunction with our audited consolidated financial statements set forth in our Annual Report on Form 10-K for the year ended December 31, 2025, that was filed with the SEC on February 26, 2026, and with the accompanying unaudited notes to the condensed consolidated financial statements set forth in this Report.
Forward-Looking Statements
Certain statements contained in this Report that are not historical in nature may be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements represent the Company’s current expectations, plans or forecasts of its or its business segments’ future results, which may include, among other measures, revenue, liquidity, net interest income, other income, provision for credit losses, expenses, operating leverage, effective tax rate, efficiency ratio, capital measures, deposits and assets, as well as strategy, future business and economic conditions more generally, and other future matters. These statements can generally be identified by the use of the words and phrases “may,” “will,” “should,” “could,” “would,” “goal,” “plan,” “potential,” “estimate,” “project,” “believe,” “intend,” “anticipate,” “expect,” “target,” “aim,” “predict,” “continue,” “seek,” and other variations of such words and phrases and similar expressions. These forward-looking statements are not historical facts, and are based upon management’s current expectations, estimates, and projections, many of which, by their nature, are inherently uncertain and beyond the Company’s control. The inclusion of these forward-looking statements should not be regarded as a representation by the Company or any other person that such expectations, estimates, and projections will be achieved. Accordingly, the Company cautions shareholders and investors that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, and uncertainties that are difficult to predict. Actual results may prove to be materially different from the results expressed or implied by the forward-looking statements. A number of factors could cause actual results to differ materially from those contemplated by the forward-looking statements including, without limitation, (1) current and future economic conditions, including the effects of inflation, interest rate fluctuations, changes in the economy or global supply chain, supply-demand imbalances affecting local real estate prices, and high unemployment rates in the local or regional economies in which the Company operates and/or the U.S. economy generally, (2) changes or the lack of changes in government interest rate policies and the associated impact on the Company’s business, net interest margin, funding costs, and mortgage operations, (3) increased competition for loans and deposits and the Company’s ability to sustain loan and deposit growth, (4) changes in the quality or composition of the Company’s loan or investment portfolios, including adverse developments in borrower industries or in the repayment ability of individual borrowers or issuers of investment securities, the impact of interest rates on the value of the Company’s investment securities portfolio, or the adequacy of the Company’s allowance for credit losses, (5) any deterioration in commercial real estate market fundamentals, (6) the Company’s ability to identify potential candidates for, consummate, and achieve synergies from acquisitions, including risks that cost savings and other synergies from completed or future acquisitions may not be realized (or may be less than or delayed from expectations), challenges in integrating acquired businesses, disruptions to customer, employee, or other relationships, diversion of management attention, and the ability to effectively manage larger or more complex operations post-transaction, (7) the Company’s ability to manage any unexpected outflows of uninsured deposits and to avoid selling investment securities or other assets at an unfavorable time or at a loss, (8) the Company’s ability to successfully execute its various business strategies, including its investments in talent and growth initiatives and the effect of those investments on expenses and operating leverage, (9) changes in state and federal legislation, regulations or policies applicable to banks and other financial service providers, and changes in accounting standards, (10) the effectiveness of the Company’s controls and procedures to detect, prevent, mitigate and otherwise manage the risk of fraud or misconduct by internal or external parties, including attempted physical-security and cybersecurity attacks, denial-of-service attacks, hacking, phishing, social-engineering attacks, malware intrusion, data-corruption attempts, system breaches, identity theft, ransomware attacks, environmental conditions, and intentional acts of destruction, (11) the Company’s dependence on information technology systems of third-party service providers and the risk of systems failures, interruptions, or breaches of security, (12) the impact, extent and timing of technological changes, including the adoption and use of artificial intelligence and other emerging technologies, (13) concentrations of credit or deposit exposure, (14) the impact of natural disasters, pandemics, acts or escalation of war or acts of terrorism, or other catastrophic events, (15) events giving rise to international or regional political instability, including the broader impacts of such events on financial markets and/or global macroeconomic environments, (16) the Company’s ability to attract and retain key employees in a competitive labor market, (17) the Company’s ability to access capital and liquidity on terms acceptable to the Company, to effectively deploy capital, including the proceeds of its recent subordinated debt issuance, and the amount and timing of any future share repurchases, (18) changes to the Company’s preliminary regulatory capital ratios as they are finalized, and/or (19) general competitive, economic, political, and market conditions. Further information regarding the Company and factors which could affect the forward-looking statements contained herein can be found in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, and in any of the Company’s subsequent filings with the SEC. Many of these factors are beyond the Company’s ability to control or predict. If one or more events related to these or other risks or uncertainties materialize, or if the underlying assumptions prove to be incorrect, actual results may differ materially from the forward-looking statements. Accordingly, shareholders and investors should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date of this Report, and the Company undertakes no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law. New risks and uncertainties may emerge from time to time, and it is not possible for the Company to predict their occurrence or how they will affect the Company.
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

	As of or for the three months ended		As of or for the nine months ended		As of or for the year ended
	September 30,		September 30,		December 31,
(dollars in thousands, except share data)	2026	2025	2026	2025	2025
Selected Balance Sheet Data
Cash and cash equivalents	$1,017,689	$1,280,033	$1,017,689	$1,280,033	$1,155,895
Investment securities, at fair value	1,543,889	1,428,401	1,543,889	1,428,401	1,459,734
Loans held for sale	255,069	167,449	255,069	167,449	201,076
Loans HFI	13,179,564	12,297,600	13,179,564	12,297,600	12,383,626
Allowance for credit losses on loans HFI	(193,960)	(184,993)	(193,960)	(184,993)	(185,983)
Total assets	17,093,991	16,236,459	17,093,991	16,236,459	16,300,292
Interest-bearing deposits (non-brokered)	11,262,198	10,634,555	11,262,198	10,634,555	10,649,932
Brokered deposits	626,687	487,765	626,687	487,765	625,634
Noninterest-bearing deposits	2,777,111	2,690,635	2,777,111	2,690,635	2,634,395
Total deposits	14,665,996	13,812,955	14,665,996	13,812,955	13,909,961
Borrowings	265,390	213,638	265,390	213,638	212,764
Allowance for credit losses on unfunded commitments	16,116	17,392	16,116	17,392	16,196
Total common shareholders’ equity	1,933,646	1,978,043	1,933,646	1,978,043	1,948,165
Selected Statement of Income Data
Total interest income	$236,107	$236,898	$690,895	$598,688	$833,926
Total interest expense	86,161	89,658	246,012	232,392	317,826
Net interest income	149,946	147,240	444,883	366,296	516,100
Provisions for credit losses	1,424	34,417	14,564	42,046	43,278
Total noninterest income	24,540	26,635	76,695	15,115	43,910
Total noninterest expense	96,034	109,856	282,678	270,666	378,214
Income before income taxes	77,028	29,602	224,336	68,699	138,518
Income tax expense	16,826	6,227	47,951	3,046	15,880
Net income attributable to noncontrolling interest	—	—	8	8	16
Net income attributable to FB Financial Corporation	$60,202	$23,375	$176,377	$65,645	$122,622
Net interest income (tax-equivalent basis)	$150,807	$148,088	$447,369	$368,751	$519,393
Per Common Share
Basic net income	$1.21	$0.44	$3.46	$1.35	$2.47
Diluted net income	1.20	0.43	3.43	1.34	2.45
Book value	39.11	37.00	39.11	37.00	37.64
Tangible book value(1)	31.50	29.83	31.50	29.83	30.27
Cash dividends declared	0.21	0.19	0.63	0.57	0.76
Selected Ratios
Return on average:
Assets	1.43%	0.58%	1.43%	0.62%	0.84%
Common shareholders’ equity	12.2%	4.69%	12.0%	5.11%	6.90%
Tangible common equity(1)	15.2%	5.82%	14.8%	6.17%	8.40%
Efficiency ratio	55.0%	63.2%	54.2%	71.0%	67.5%
Adjusted efficiency ratio (tax-equivalent basis)(1)	54.3%	53.3%	53.5%	56.4%	56.4%
Loans HFI to deposit ratio	89.9%	89.0%	89.9%	89.0%	89.0%
Noninterest-bearing deposits to total deposits	18.9%	19.5%	18.9%	19.5%	18.9%
Net interest margin (tax-equivalent basis)	3.83%	3.95%	3.90%	3.74%	3.81%
Yield on interest-earning assets	6.02%	6.35%	6.05%	6.10%	6.14%
Cost of interest-bearing liabilities	2.91%	3.21%	2.86%	3.17%	3.13%
Cost of total deposits	2.32%	2.53%	2.28%	2.52%	2.49%

	As of or for the three months ended		As of or for the nine months ended		As of or for the year ended
	September 30,		September 30,		December 31,
	2026	2025	2026	2025	2025
Credit Quality Ratios
Allowance for credit losses on loans HFI as a percentage of loans HFI	1.47%	1.50%	1.47%	1.50%	1.50%
Annualized net charge-offs as a percentage of average loans HFI	(0.04)%	(0.05)%	(0.07)%	(0.07)%	(0.06)%
Nonperforming loans HFI as a percentage of loans HFI	1.18%	0.94%	1.18%	0.94%	0.97%
Nonperforming assets as a percentage of total assets(2)	1.13%	0.89%	1.13%	0.89%	0.97%
Capital Ratios (Company)
Total common shareholders’ equity to assets	11.3%	12.2%	11.3%	12.2%	12.0%
Tangible common equity to tangible assets(1)	9.32%	10.1%	9.32%	10.1%	9.84%
Tier 1 leverage	10.0%	10.6%	10.0%	10.6%	10.3%
Tier 1 risk-based capital	11.0%	11.7%	11.0%	11.7%	11.4%
Total risk-based capital	13.6%	13.6%	13.6%	13.6%	13.2%
Common Equity Tier 1	11.0%	11.7%	11.0%	11.7%	11.4%
(1)Non-GAAP financial measure; See "GAAP reconciliation and management explanation of non-GAAP financial measures” and non-GAAP reconciliations herein.
(2)Includes $29.1 million, $21.7 million, and $28.1 million of optional rights to repurchase delinquent GNMA loans as of September 30, 2026, September 30, 2025 and December 31, 2025, respectively.

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
In accordance with the SEC’s rules, we classify a financial measure as being a non-GAAP financial measure if that financial measure excludes or includes amounts, or is subject to adjustments that have the effect of excluding or including amounts, that are included or excluded, as the case may be, in the most directly comparable measure calculated and presented in accordance with GAAP as in effect from time to time in the United States in our consolidated statements of income, balance sheets or statements of cash flows. Management believes these non-GAAP financial measures provide useful supplemental information to investors regarding our financial condition and results of operations; however, they have limitations as analytical tools. The non-GAAP financial measures that we discuss in this Report should not be considered in isolation or as a substitute for the most directly comparable or other financial measures calculated in accordance with GAAP. Moreover, the manner in which we calculate the non-GAAP financial measures that we discuss in this Report may differ from that of other companies reporting measures with similar names which may limit their comparability. You should understand how such other banking organizations calculate their financial measures similar or with names similar to the non-GAAP financial measures we have discussed in this Report when comparing such non-GAAP financial measures. The following reconciliation tables provide a more detailed analysis of, and reconciliation for, each of the non-GAAP financial measures to the most directly comparable GAAP measures.
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

The following table presents a reconciliation of our adjusted efficiency ratio (tax-equivalent basis) to our efficiency ratio for the periods below:

(dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
	2026	2025	2026	2025	2025
Adjusted efficiency ratio (tax-equivalent basis)
Total noninterest expense	$96,034	$109,856	$282,678	$270,666	$378,214
Less early retirement and severance costs	—	—	—	—	1,395
Less loan subservicer transition costs	719	—	719	—	—
Less loss (gain) on lease terminations and other branch closure costs	—	270	(37)	270	282
Less charitable contribution to FirstBank Foundation	—	—	—	—	1,130
Less merger and integration costs	—	16,057	1,447	19,192	23,803
Adjusted noninterest expense	$95,315	$93,529	$280,549	$251,204	$351,604
Net interest income	$149,946	$147,240	$444,883	$366,296	$516,100
Net interest income (tax-equivalent basis)	150,807	148,088	447,369	368,751	519,393
Total noninterest income	24,540	26,635	76,695	15,115	43,910
Less (loss) gain from securities, net	(241)	12	(240)	(60,521)	(60,457)
Less loss on sales or write-downs of premises and equipment, other real estate owned and other assets	(34)	(646)	(731)	(1,035)	(1,166)
Less cash life insurance benefit	—	—	763	—	1,148
Adjusted noninterest income	$24,815	$27,269	$76,903	$76,671	$104,385
Total revenue	$174,486	$173,875	$521,578	$381,411	$560,010
Adjusted revenue (tax-equivalent basis)	$175,622	$175,357	$524,272	$445,422	$623,778
Efficiency ratio	55.0%	63.2%	54.2%	71.0%	67.5%
Adjusted efficiency ratio (tax-equivalent basis)	54.3%	53.3%	53.5%	56.4%	56.4%
Tangible book value per common share and tangible common equity to tangible assets
Tangible book value per common share and tangible common equity to tangible assets are non-GAAP measures that exclude the impact of goodwill and other intangibles used by management to evaluate capital adequacy. Because intangible assets, such as goodwill and other intangibles, vary extensively from company to company, we believe that the presentation of this information allows investors to more easily compare our capital position to other companies. The most directly comparable financial measures calculated in accordance with GAAP are book value per common share and total common shareholders’ equity to total assets.

The following table presents, as of the dates set forth below, tangible common equity compared with total common shareholders’ equity, tangible book value per common share compared with our book value per common share and tangible common equity to tangible assets compared to total common shareholders’ equity to total assets:

	September 30,		December 31,
(dollars in thousands, except share data)	2026	2025	2025
Tangible assets
Total assets	$17,093,991	$16,236,459	$16,300,292
Adjustments:
Goodwill	(350,353)	(350,353)	(350,353)
Intangibles, net	(25,870)	(33,216)	(31,284)
Tangible assets	$16,717,768	$15,852,890	$15,918,655
Tangible common equity
Total common shareholders’ equity	$1,933,646	$1,978,043	$1,948,165
Adjustments:
Goodwill	(350,353)	(350,353)	(350,353)
Intangibles, net	(25,870)	(33,216)	(31,284)
Tangible common equity	$1,557,423	$1,594,474	$1,566,528
Common shares outstanding	49,443,360	53,456,522	51,752,401
Book value per common share	$39.11	$37.00	$37.64
Tangible book value per common share	$31.50	$29.83	$30.27
Total common shareholders’ equity to total assets	11.3%	12.2%	12.0%
Tangible common equity to tangible assets	9.32%	10.1%	9.84%
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
The following table presents, for the periods set forth below, reconciliations of total average tangible common equity to average shareholders’ equity and return on average tangible common equity to return on average shareholders’ equity:

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
(dollars in thousands)	2026	2025	2026	2025	2025
Return on average tangible common equity
Total average common shareholders’ equity	$1,951,116	$1,977,785	$1,968,010	$1,716,391	$1,776,945
Adjustments:
Average goodwill	(350,353)	(350,355)	(350,353)	(278,887)	(296,901)
Average intangibles, net	(26,782)	(34,983)	(28,589)	(15,175)	(19,492)
Average tangible common equity	$1,573,981	$1,592,447	$1,589,068	$1,422,329	$1,460,552
Net income attributable to FB Financial Corporation	$60,202	$23,375	$176,377	$65,645	$122,622
Return on average common shareholders’ equity	12.2%	4.69%	12.0%	5.11%	6.90%
Return on average tangible common equity	15.2%	5.82%	14.8%	6.17%	8.40%

Company overview
We are a financial holding company headquartered in Nashville, Tennessee. We operate primarily through our wholly-owned subsidiary bank, FirstBank, and its subsidiaries. FirstBank provides a comprehensive suite of commercial and consumer banking services to clients in select markets in Tennessee, Alabama, Kentucky, North Carolina and Georgia. As of September 30, 2026, our footprint included 90 full-service branches serving markets across Tennessee, including Nashville, Chattanooga, Knoxville, Memphis, and Jackson in addition to Bowling Green, Kentucky, Columbus and Newnan, Georgia and Birmingham, Anniston, Huntsville, and Auburn, Alabama. Subsequent to quarter-end, we opened our first full-service branch in Asheville, North Carolina in October 2026. Additionally, our banking services extend to community markets throughout our footprint. FirstBank also provides retail mortgage banking services utilizing its bank branch network and mortgage banking offices strategically located throughout the southeastern United States.
We operate through two segments, Banking and Mortgage. We generate the majority of our revenue in our Banking segment from interest on loans and investments, loan-related fees, trust and investment services and deposit-related fees. Our primary source of funding for our loans is customer deposits; however, we have other sources of funds including unsecured credit lines, brokered CDs, and other borrowings. We generate most of our revenue in our Mortgage segment from origination fees and gains on sales in the secondary mortgage loan market, as well as from mortgage servicing revenues.
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
Three months ended September 30, 2026 compared to the three months ended September 30, 2025
We recognized net income of $60.2 million during the three months ended September 30, 2026 compared to $23.4 million for the three months ended September 30, 2025. Diluted earnings per common share were $1.20 and $0.43 for the three months ended September 30, 2026 and 2025, respectively. Our net income represented a ROAA of 1.43% and 0.58% for the three months ended September 30, 2026 and 2025, respectively, and a ROAE of 12.2% and 4.69% for the same periods. Our ROATCE for the three months ended September 30, 2026 and 2025 was 15.2% and 5.82%, respectively. See “GAAP reconciliation and management explanation of non-GAAP financial measures” in this Report for a discussion of tangible common equity and return on average tangible common equity.
Net interest income increased to $149.9 million for the three months ended September 30, 2026 compared with $147.2 million for the three months ended September 30, 2025. Our net interest margin, on a tax-equivalent basis, decreased to 3.83% for the three months ended September 30, 2026 as compared to 3.95% for the three months ended September 30, 2025. Net interest income increased as growth in average interest-earning assets and lower funding costs more than offset the impact of lower earning asset yields. Net interest margin decreased as the impact of lower earning asset yields more than offset the benefit of declining deposit and borrowing costs.
Provision for credit losses of $1.4 million was recognized for the three months ended September 30, 2026 compared with $34.4 million for the three months ended September 30, 2025. The decrease was primarily due to the initial provision for credit losses on acquired loans and unfunded commitments from the Southern States merger of $28.4 million during the three months ended September 30, 2025. Refer to Note 2, "Mergers and acquisitions" in this Report for further discussion around the merger with Southern States.

Noninterest income for the three months ended September 30, 2026 decreased by $2.1 million to $24.5 million, compared to $26.6 million for the three months ended September 30, 2025. The decrease was driven by a $4.1 million decrease in mortgage banking income due to lower mortgage origination and sale volumes, as well as a decrease in the net change in fair value of loans held for sale and related derivatives. The decline was partially offset by increases in investment services and trust income, other income, and service charges on deposit accounts, as well as lower losses on sales or write-downs of premises and equipment, other real estate owned and other assets.
Noninterest expense decreased to $96.0 million for the three months ended September 30, 2026, compared with $109.9 million for the three months ended September 30, 2025. The decrease in noninterest expense was primarily driven by $16.1 million of merger and integration costs related to the Southern States merger recognized during the three months ended September 30, 2025, as well as a $3.2 million decrease in salaries, commissions and employee benefits. The decrease was partially offset by a $4.2 million increase in other expense, reflecting a $1.0 million increase in subservicer fees, of which $0.7 million was associated with the transition to a new mortgage subservicer, and increases across several expense categories, such as franchise taxes, regulatory costs and software license and maintenance fees.
Income tax expense for the three months ended September 30, 2026 was $16.8 million compared to $6.2 million for the three months ended September 30, 2025. The increase was primarily attributable to the increase in income before income taxes.
Nine months ended September 30, 2026 compared to the nine months ended September 30, 2025
Our net income increased during the nine months ended September 30, 2026 to $176.4 million from $65.7 million for the nine months ended September 30, 2025. Diluted earnings per common share were $3.43 and $1.34 for the nine months ended September 30, 2026 and 2025, respectively. Our net income represented a ROAA of 1.43% and 0.62% for the nine months ended September 30, 2026 and 2025, respectively, and a ROAE of 12.0% and 5.11% for the same periods. Our ROATCE for the nine months ended September 30, 2026 and 2025 was 14.8% and 6.17%, respectively. See “GAAP reconciliation and management explanation of non-GAAP financial measures” in this Report for a discussion of tangible common equity and return on average tangible common equity.
During the nine months ended September 30, 2026, our net interest income increased to $444.9 million from $366.3 million for the nine months ended September 30, 2025. Our net interest margin, on a tax-equivalent basis, increased to 3.90% for the nine months ended September 30, 2026 as compared to 3.74% for the nine months ended September 30, 2025. The increase in net interest income and net interest margin, on a tax-equivalent basis, was driven by a $92.2 million increase in interest income, primarily from higher average loans HFI resulting from the Southern States merger and continued loan growth, partially offset by a $13.6 million increase in interest expense. The increase in net interest margin reflected a 31 basis point decline in the cost of interest-bearing liabilities, which outpaced the 5 basis point decline in the yield on interest-earning assets.
Provision for credit losses of $14.6 million was recognized for the nine months ended September 30, 2026 compared with $42.0 million for the nine months ended September 30, 2025, primarily due to the initial provision for credit losses on acquired loans and unfunded commitments from the Southern States merger of $28.4 million recognized during the nine months ended September 30, 2025.
Noninterest income for the nine months ended September 30, 2026 increased by $61.6 million to $76.7 million, compared to $15.1 million for the prior year period. The increase in noninterest income was primarily attributable to the $60.5 million net loss on investment securities recognized from the sale of $266.9 million of AFS debt securities during the nine months ended September 30, 2025. Refer to the section “Other earning assets” for additional information on the sale of the AFS debt securities.
Noninterest expense increased to $282.7 million for the nine months ended September 30, 2026, compared with $270.7 million for the nine months ended September 30, 2025. Salaries, commissions and employee benefits increased $12.5 million reflecting the addition of Southern States personnel and higher bonus and commissions, partially offset by higher deferred salary costs related to loan originations during the period and lower performance-based equity compensation. Other expense increased $12.0 million, primarily due to higher franchise tax expense, software license and maintenance fees, regulatory costs, card transaction fees, contributions and dues, subservicer fees and broad-based increases across several expense categories. The increase was partially offset by a $17.7 million decrease in merger and integration costs recognized related to the Southern States merger.

Income tax expense for the nine months ended September 30, 2026 was $48.0 million compared to $3.0 million for the nine months ended September 30, 2025. The increase primarily reflects higher income before income taxes in the current period, as the prior period included the income tax effect of a $60.5 million loss on sale of AFS debt securities and a one-time gross tax benefit of $10.7 million due to the expiration of the statute of limitations with respect to an amended income tax return and the associated interest for the nine months ended September 30, 2025.
Business segment highlights
We operate our business in two business segments: Banking and Mortgage. See Note 13, “Segment reporting” in the notes to our consolidated financial statements contained herein for a description of these business segments.
Banking
Three months ended September 30, 2026 compared to three months ended September 30, 2025
The Banking segment contributed $77.7 million of income before taxes for the current period as compared to $26.9 million for the previous period. Net interest income totaled $146.1 million during the three months ended September 30, 2026 compared to $144.9 million during the previous period. Provisions for credit losses on loans HFI and unfunded loan commitments resulted in $1.0 million of provision expense during the current period as compared to $34.1 million during the previous period. The decrease was primarily due to the initial provision for credit losses on acquired loans and unfunded commitments from the Southern States merger of $28.4 million recognized in the previous period. The Banking segment recorded noninterest income of $15.0 million in the current period as compared to $13.1 million in the previous period. Noninterest expense decreased to $82.5 million for the current period compared to $97.0 million for the previous period primarily due to the decrease in merger and integration costs associated with the Southern States merger and salaries, commissions and employee benefits, partially offset by an increase in other expense, including franchise tax expense and modest increases across several expense categories, such as regulatory costs and software license and maintenance fees.

Mortgage
Three months ended September 30, 2026 compared to three months ended September 30, 2025
Activity in our Mortgage segment resulted in a loss before income taxes of $0.7 million for the current period, as compared to income before income taxes of $2.7 million in the prior period. Net interest income was $3.8 million for the current period and $2.4 million for the prior period. Provisions for credit losses on loans HFI and unfunded loan commitments resulted in provision expense of $0.4 million during the current period compared to $0.3 million during the prior period. Mortgage banking income decreased $4.1 million to $9.4 million during the current period compared to $13.5 million in the prior period.
The components of mortgage banking income for the three months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended September 30,
(dollars in thousands)	2026	2025
Mortgage banking income
Gains and fees from origination and sale of mortgage loans held for sale	$8,168	$9,237
Net change in fair value of loans held for sale and derivatives	(1,717)	801
Change in fair value on MSRs, net of hedging	(3,478)	(3,390)
Mortgage servicing income	6,452	6,836
Total mortgage banking income	$9,425	$13,484
Interest rate lock commitment volume	$330,303	$432,149
Interest rate lock commitment volume by purpose (%):
Purchase	86.3%	79.2%
Refinance	13.7%	20.8%
Mortgage sales	$230,476	$343,450
Mortgage sale margin	3.54%	2.69%
Closing volume	$299,392	$370,287
Outstanding principal balance of mortgage loans serviced	$9,106,646	$9,716,824
Noninterest expense for the three months ended September 30, 2026 and 2025 was $13.5 million and $12.9 million, respectively.
Banking
Nine months ended September 30, 2026 compared to the nine months ended September 30, 2025
The Banking segment contributed $222.8 million of income before taxes for the current period as compared to $67.5 million for the previous period. Net interest income totaled $434.7 million during the nine months ended September 30, 2026 compared to $359.5 million during the previous period. Provisions for credit losses on loans HFI and unfunded loan commitments resulted in $12.1 million of provision expense during the current period as compared to $36.8 million during the previous period. Similar to above, the decrease was primarily due to the initial provision for credit losses on acquired loans and unfunded commitments from the Southern States merger of $28.4 million recognized in the previous period. The Banking segment recorded noninterest income of $43.4 million in the current period as compared to a loss of $24.0 million in the previous period. The increase was mainly attributable to a $60.5 million net loss on investment securities recognized in the previous period from the sale of $266.9 million of AFS debt securities. Noninterest expense increased to $243.2 million for the current period compared to $231.2 million for the previous period, primarily due to increases in salaries, commissions and employee benefits, amortization of core deposit intangibles and occupancy, reflecting in part the impact of the Southern States merger. The increase also reflected higher franchise tax expense, software license and maintenance fees and broad-based increases across several expense categories, including regulatory costs, card transaction fees, contributions and dues, and subservicer fees, partially offset by a $17.7 million decrease in merger and integration costs.

Mortgage
Nine months ended September 30, 2026 compared to the nine months ended September 30, 2025
Activity in our Mortgage segment resulted in income before income taxes of $1.6 million for the current period, as compared to $1.2 million in the prior period. Net interest income was $10.2 million for the current period and $6.8 million for the prior period. Provisions for credit losses on loans HFI and unfunded loan commitments resulted in provision expense of $2.5 million during the current period compared to $5.2 million of provision expense during the prior period. The decrease in the provision primarily reflects the impact of the change in the CECL loss estimation methodology, which notably impacted the Company's reserves on 100% financed 1-to-4 mortgages during the previous period. Mortgage banking income decreased $6.1 million to $32.8 million during the current period compared to $38.9 million in the prior period.
The components of mortgage banking income for the nine months ended September 30, 2026 and 2025 were as follows:

	Nine Months Ended September 30,
(dollars in thousands)	2026	2025
Mortgage banking income
Gains and fees from origination and sale of mortgage loans held for sale	$26,095	$26,039
Net change in fair value of loans held for sale and derivatives	(1,730)	2,741
Change in fair value on MSRs, net of hedging	(11,043)	(10,690)
Mortgage servicing income	19,526	20,849
Total mortgage banking income	$32,848	$38,939
Interest rate lock commitment volume	$1,256,074	$1,270,646
Interest rate lock commitment volume by purpose (%):
Purchase	82.0%	84.4%
Refinance	18.0%	15.6%
Mortgage sales	$903,005	$957,316
Mortgage sale margin	2.89%	2.72%
Closing volume	$971,694	$1,012,802
Outstanding principal balance of mortgage loans serviced	$9,106,646	$9,716,824
Noninterest expense for both the nine months ended September 30, 2026 and 2025 was $39.5 million.
Results of operations
Throughout the following discussion of our operating results, we present our net interest income, net interest margin and adjusted efficiency ratio on a fully tax-equivalent basis. The fully tax-equivalent basis adjusts for the tax-favored status of net interest income from certain qualifying loans and investments.
Our tax-exempt income is converted to a tax-equivalent basis by adjusting for the combined federal and blended state statutory income tax rate of 26.06% for the three and nine months ended September 30, 2026 and 2025.
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
During the three months ended September 30, 2026, yields increased across the U.S. Treasury curve, steepening modestly as longer-term interest rates increased more than short-term rates amid persistent inflation and higher energy prices. During the nine months ended September 30, 2026, yields increased significantly across the curve, led by maturities of two to five years, which rose more than both the ten-year and thirty-year maturities, as market expectations shifted from additional rate cuts to rate increases by the Federal Reserve, resulting in a flatter curve between the two-year and ten-year maturities. In contrast, during the three and nine months ended September 30, 2025, yields on the U.S. Treasury curve declined but generally maintained the same overall shape as market expectations increased for additional rate cuts by the Federal Reserve. The Federal Funds Target Rate range was 3.75% - 4.00% and 4.00% - 4.25% as of September 30, 2026 and September 30, 2025, respectively. In September 2026, the Federal Reserve raised the target range by 25 basis points, its first increase since 2023.

Three months ended September 30, 2026 compared to three months ended September 30, 2025
Net interest income increased to $150.8 million for the three months ended September 30, 2026 as compared to $148.1 million for the three months ended September 30, 2025. Net interest margin was 3.83% for the three months ended September 30, 2026 compared to 3.95% for the three months ended September 30, 2025. Net interest income increased as growth in average interest-earning assets and lower funding costs more than offset the impact of lower earning asset yields. Net interest margin declined as the yield on interest-earning assets decreased 33 basis points to 6.02%, outpacing the 30 basis point decrease in the cost of interest-bearing liabilities to 2.91%.
Interest income was $237.0 million for the three months ended September 30, 2026, compared to $237.7 million for the three months ended September 30, 2025, a decrease of $0.8 million, which was primarily driven by lower yields on interest-earning assets reflecting lower interest rates compared to the prior period, partially offset by growth in average interest-earning assets, most notably loans HFI.
Interest income on loans HFI increased $2.6 million to $210.0 million for the three months ended September 30, 2026 from $207.4 million for the three months ended September 30, 2025 due to growth in average loan balances. The yield on loans HFI was 6.42% for the three months ended September 30, 2026, down 33 basis points from the three months ended September 30, 2025, reflecting a 24 basis point decline in the contractual rate and a 10 basis point decline in accretion on purchased loans.
The components of our loan yield for the three months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended September 30,
	2026		2025
(dollars in thousands)	Interest income	Average yield	Interest income	Average yield
Loans HFI yield components:
Contractual interest rate on loans HFI(1)	$203,083	6.21%	$198,320	6.45%
Origination and other loan fee income	2,397	0.07%	1,575	0.05%
Accretion on purchased loans	4,314	0.13%	7,025	0.23%
Nonaccrual interest collections	181	0.01%	503	0.02%
Total loans HFI yield	$209,975	6.42%	$207,423	6.75%
(1) Includes tax-equivalent adjustment using combined federal and blended state statutory tax rate of 26.06%.
Accretion on purchased loans contributed 11 and 19 basis points to the NIM for the three months ended September 30, 2026 and 2025, respectively, as a result of the Southern States merger.
Interest expense was $86.2 million for the three months ended September 30, 2026, a decrease of $3.5 million as compared to the three months ended September 30, 2025, driven by a decrease in the rate paid on interest-bearing liabilities to 2.91% from 3.21%, partially offset by an increase in the average balance of interest-bearing liabilities. These changes were primarily attributable to lower interest rates compared to the prior year and management's continued focus on managing funding costs.
Interest expense on interest-bearing deposit accounts totaled $84.4 million for the three months ended September 30, 2026, a $2.2 million decrease from the $86.6 million recognized for the three months ended September 30, 2025. The decrease in interest expense was largely due to lower rates paid on most interest-bearing deposit categories, most notably money market deposits, reflecting lower interest rates and management's focus on managing deposit costs. Higher average balances in customer time deposits, interest-bearing checking, savings and brokered and internet time deposit accounts, as well as a higher rate paid on savings deposits, partially offset the benefit of lower deposit pricing. Total cost of interest-bearing deposits was 2.88% for the three months ended September 30, 2026 compared to 3.16% for the three months ended September 30, 2025.
Interest expense on subordinated debt totaled $1.7 million for the three months ended September 30, 2026, compared to $2.9 million for the three months ended September 30, 2025. The decrease was primarily attributable to lower average subordinated debt balances following the redemption of $130.9 million of subordinated notes and junior subordinated debentures in September 2025, partially offset by higher average rate paid on subordinated debt.

Average balance and interest yield/rate analysis
The table below shows the average balances, income and expense and yield and rates of each of our interest-earning assets and interest-bearing liabilities on a tax-equivalent basis, if applicable, for the periods indicated.

	Three Months Ended September 30,
	2026			2025
(dollars in thousands)	Average balances	Interest income/ expense	Average yield/ rate	Average balances	Interest income/ expense	Average yield/ rate
Interest-earning assets:
Loans HFI (1)(2)	$12,977,638	$209,975	6.42%	$12,189,401	$207,423	6.75%
Mortgage loans held for sale	180,736	2,818	6.19%	162,205	2,359	5.77%
Investment securities:
Taxable	1,448,672	14,289	3.91%	1,304,894	14,395	4.38%
Tax-exempt(2)	168,393	1,443	3.40%	169,523	1,431	3.35%
Total investment securities(2)	1,617,065	15,732	3.86%	1,474,417	15,826	4.26%
Federal funds sold and reverse repurchase agreements	189,911	1,869	3.90%	331,029	3,966	4.75%
Interest-bearing deposits with other financial institutions	578,439	5,403	3.71%	671,634	7,340	4.34%
Restricted equity securities, at cost	84,193	1,171	5.52%	36,907	832	8.94%
Total interest-earning assets(2)	15,627,982	236,968	6.02%	14,865,593	237,746	6.35%
Noninterest-earning assets:
Cash and due from banks	137,957			139,226
Allowance for credit losses on loans HFI	(194,674)			(181,973)
Other assets (3)(4)	1,164,512			1,184,942
Total noninterest-earning assets	1,107,795			1,142,195
Total assets	$16,735,777			$16,007,788
Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing checking	$2,513,622	$11,834	1.87%	$2,331,589	$12,383	2.11%
Money market deposits	5,579,134	43,295	3.08%	5,561,538	49,019	3.50%
Savings deposits	524,702	1,446	1.09%	406,787	248	0.24%
Customer time deposits	2,371,348	21,443	3.59%	1,997,905	18,965	3.77%
Brokered and internet time deposits	630,325	6,388	4.02%	560,127	5,962	4.22%
Time deposits	3,001,673	27,831	3.68%	2,558,032	24,927	3.87%
Total interest-bearing deposits	11,619,131	84,406	2.88%	10,857,946	86,577	3.16%
Other interest-bearing liabilities:
Securities sold under agreements to repurchase and federal funds purchased	9,481	20	0.84%	13,144	31	0.94%
Federal Home Loan Bank advances	5,163	65	4.99%	15,217	172	4.48%
Subordinated debt	93,866	1,664	7.03%	180,805	2,872	6.30%
Other borrowings	1,066	6	2.23%	1,168	6	2.04%
Total other interest-bearing liabilities	109,576	1,755	6.35%	210,334	3,081	5.81%
Total interest-bearing liabilities	11,728,707	86,161	2.91%	11,068,280	89,658	3.21%
Noninterest-bearing liabilities:
Demand deposits	2,798,442			2,724,898
Other liabilities(4)	257,419			236,732
Total noninterest-bearing liabilities	3,055,861			2,961,630
Total liabilities	14,784,568			14,029,910
FB Financial Corporation common shareholders’ equity	1,951,116			1,977,785
Noncontrolling interest	93			93
Shareholders’ equity	1,951,209			1,977,878
Total liabilities and shareholders’ equity	$16,735,777			$16,007,788
Net interest income (tax-equivalent basis)(2)		$150,807			$148,088
Interest rate spread (tax-equivalent basis)(2)			3.11%			3.14%
Net interest margin (tax-equivalent basis)(2)(5)			3.83%			3.95%
Cost of total deposits			2.32%			2.53%
Average interest-earning assets to average interest-bearing liabilities			133.2%			134.3%
(1) Average loans are presented gross, including nonaccrual loans and overdrafts (before deduction of allowance for credit losses on loans HFI).
(2) Interest income includes the effects of taxable-equivalent adjustments using the combined federal and blended state statutory income tax rate to increase tax-exempt interest income to a tax-
     equivalent basis. The net taxable-equivalent adjustment amounts included were $0.9 million and $0.8 million for the three months ended September 30, 2026 and 2025, respectively.
(3) Includes average net unrealized losses on investment securities available for sale of $59.6 million and $64.8 million for the three months ended September 30, 2026 and 2025, respectively.
(4) Includes average of optional rights to repurchase government guaranteed GNMA mortgage loans previously sold that meet certain defined delinquency criteria of $31.0 million and $21.6 million for the three months ended September 30, 2026 and 2025, respectively.
(5) The NIM is calculated by dividing annualized net interest income, on a tax-equivalent basis, by average total interest-earning assets.

Yield/rate and volume analysis
The table below presents the components of the changes in net interest income for the three months ended September 30, 2026 and 2025. For each major category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes due to average volume and changes due to interest rates, with the changes in both volume and interest rates allocated to these two categories based on the proportionate absolute changes in each category.

	Three months ended September 30, 2026 compared to three months ended September 30, 2025 due to changes in
(dollars in thousands)	Volume	Yield/rate	Net increase (decrease)
Interest-earning assets:
Loans HFI(1)(2)	$12,753	$(10,201)	$2,552
Loans held for sale - mortgage	289	170	459
Investment securities:
Taxable	1,418	(1,524)	(106)
Tax-exempt(2)	(10)	22	12
Federal funds sold and reverse repurchase agreements	(1,389)	(708)	(2,097)
Interest-bearing deposits with other financial institutions	(871)	(1,066)	(1,937)
Restricted equity securities, at cost	658	(319)	339
Total interest income(2)	12,848	(13,626)	(778)
Interest-bearing liabilities:
Interest-bearing checking deposits	857	(1,406)	(549)
Money market deposits	137	(5,861)	(5,724)
Savings deposits	325	873	1,198
Customer time deposits	3,377	(899)	2,478
Brokered and internet time deposits	711	(285)	426
Securities sold under agreements to repurchase and federal funds purchased	(8)	(3)	(11)
Federal Home Loan Bank advances	(127)	20	(107)
Subordinated debt	(1,541)	333	(1,208)
Other borrowings	(1)	1	—
Total interest expense	3,730	(7,227)	(3,497)
Change in net interest income(2)	$9,118	$(6,399)	$2,719
(1) Average loans are presented gross, including nonaccrual loans and overdrafts (before deduction of allowance for credit losses on loans HFI).
(2) Interest income includes the effects of the tax-equivalent adjustments to increase tax-exempt interest income to a tax-equivalent basis. The net taxable-equivalent adjustment amounts included were $0.9 million and $0.8 million for the three months ended September 30, 2026 and 2025, respectively.

Nine months ended September 30, 2026 compared to the nine months ended September 30, 2025
Net interest income increased $78.6 million to $447.4 million for the nine months ended September 30, 2026 as compared to $368.8 million for the nine months ended September 30, 2025. Net interest margin was 3.90% for the nine months ended September 30, 2026 compared to 3.74% for the nine months ended September 30, 2025. Net interest income reflected growth in average earning assets, most notably loans HFI, resulting from the Southern States merger and continued loan growth, while the increase in net interest margin was primarily driven by lower funding costs, including a decline in the average cost of interest-bearing deposits, partially offset by lower yields on earning assets.

Interest income was $693.4 million for the nine months ended September 30, 2026, compared to $601.1 million for the nine months ended September 30, 2025, an increase of $92.2 million. The increase in interest income was primarily attributable to loans HFI, which increased $95.3 million to $612.9 million for the nine months ended September 30, 2026 from $517.6 million for the nine months ended September 30, 2025. The increase was driven by higher average balances of loans HFI, reflecting the Southern States merger and continued loan growth. The yield on loans HFI decreased 8 basis points to 6.47% for the nine months ended September 30, 2026 from 6.55% for the nine months ended September 30, 2025, as lower market interest rates were partially offset by accretion income on purchased loans.
The components of our loan yield for the nine months ended September 30, 2026 and 2025 were as follows:

	Nine Months Ended September 30,
	2026		2025
(dollars in thousands)	Interest income	Average yield	Interest income	Average yield
Loans HFI yield components:
Contractual interest rate on loans HFI(1)	$588,960	6.21%	$503,836	6.37%
Origination and other loan fee income	7,134	0.08%	5,317	0.07%
Accretion on purchased loans	15,660	0.17%	6,965	0.09%
Nonaccrual interest collections	1,129	0.01%	1,443	0.02%
Total loans HFI yield	$612,883	6.47%	$517,561	6.55%
(1)Includes tax-equivalent adjustment using the combined federal and blended state statutory income tax rate of 26.06%.
Accretion on purchased loans contributed 14 and 7 basis points to the NIM for the nine months ended September 30, 2026 and 2025, respectively, as a result of the Southern States merger.
Interest expense was $246.0 million for the nine months ended September 30, 2026, an increase of $13.6 million as compared to $232.4 million for the nine months ended September 30, 2025. The increase was primarily attributable to higher average balances of interest-bearing deposits resulting from the Southern States merger and continued deposit growth, partially offset by lower rates paid on interest-bearing deposits and other interest-bearing liabilities.
Interest expense on interest-bearing deposit accounts totaled $241.1 million for the nine months ended September 30, 2026, an increase of $15.7 million from the prior year, largely due to higher average balances, particularly in money market deposits and customer time deposits, partially offset by lower rates paid on those deposits. The average rate paid on interest-bearing deposits was 2.83% for the nine months ended September 30, 2026 compared to 3.13% for the nine months ended September 30, 2025.
Interest expense on subordinated debt totaled $4.6 million for the nine months ended September 30, 2026, compared to $6.5 million for the nine months ended September 30, 2025. The decrease was primarily attributable to lower average subordinated debt balances following the redemption of $130.9 million of subordinated notes and junior subordinated debentures in September 2025. The decrease was partially offset by a higher average rate paid on subordinated debt.

Average balance and interest yield/rate analysis
The table below shows the average balances, income and expense and yield and rates of each of our interest-earning assets and interest-bearing liabilities on a tax-equivalent basis, if applicable, for the periods indicated.

	Nine Months Ended September 30,
	2026			2025
(dollars in thousands)	Average balances	Interest income/ expense	Average yield/ rate	Average balances	Interest income/ expense	Average yield/ rate
Interest-earning assets:
Loans HFI (1)(2)	$12,670,173	$612,883	6.47%	$10,559,871	$517,561	6.55%
Mortgage loans held for sale	185,961	8,479	6.10%	127,657	5,981	6.26%
Investment securities:
Taxable	1,411,298	41,668	3.95%	1,459,685	43,527	3.99%
Tax-exempt (2)	168,730	4,310	3.42%	168,390	4,229	3.36%
Total investment securities (2)	1,580,028	45,978	3.89%	1,628,075	47,756	3.92%
Federal funds sold and reverse repurchase agreements	199,022	5,864	3.94%	189,984	6,596	4.64%
Interest-bearing deposits with other financial institutions	606,923	16,746	3.69%	635,796	20,975	4.41%
Restricted equity securities, at cost	81,865	3,431	5.60%	35,024	2,274	8.68%
Total interest-earning assets (2)	15,323,972	693,381	6.05%	13,176,407	601,143	6.10%
Noninterest-earning assets:
Cash and due from banks	142,077			126,093
Allowance for credit losses on loans HFI	(190,096)			(162,040)
Other assets (3)(4)	1,168,484			952,215
Total noninterest-earning assets	1,120,465			916,268
Total assets	$16,444,437			$14,092,675
Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing checking	$2,556,088	$35,783	1.87%	$2,562,483	$46,520	2.43%
Money market deposits	5,452,631	122,429	3.00%	4,592,506	118,336	3.45%
Savings deposits	487,951	3,137	0.86%	371,180	412	0.15%
Customer time deposits	2,266,458	61,053	3.60%	1,594,062	44,121	3.70%
Brokered and internet time deposits	620,316	18,650	4.02%	495,671	16,005	4.32%
Time deposits	2,886,774	79,703	3.69%	2,089,733	60,126	3.85%
Total interest-bearing deposits	11,383,444	241,052	2.83%	9,615,902	225,394	3.13%
Other interest-bearing liabilities:
Securities sold under agreements to repurchase and federal funds purchased	10,895	54	0.66%	11,773	63	0.72%
Federal Home Loan Bank advances	3,663	106	3.87%	12,821	430	4.48%
Subordinated debt	87,306	4,641	7.11%	147,654	6,489	5.88%
Other borrowings	6,220	159	3.42%	1,560	16	1.37%
Total other interest-bearing liabilities	108,084	4,960	6.14%	173,808	6,998	5.38%
Total interest-bearing liabilities	11,491,528	246,012	2.86%	9,789,710	232,392	3.17%
Noninterest-bearing liabilities:
Demand deposits	2,725,024			2,357,537
Other liabilities(4)	259,782			228,944
Total noninterest-bearing liabilities	2,984,806			2,586,481
Total liabilities	14,476,334			12,376,191
FB Financial Corporation common shareholders’ equity	1,968,010			1,716,391
Noncontrolling interest	93			93
Shareholders’ equity	1,968,103			1,716,484
Total liabilities and shareholders’ equity	$16,444,437			$14,092,675
Net interest income (tax-equivalent basis)(2)		$447,369			$368,751
Interest rate spread (tax-equivalent basis)(2)			3.19%			2.93%
Net interest margin (tax-equivalent basis) (2)(5)			3.90%			3.74%
Cost of total deposits			2.28%			2.52%
Average interest-earning assets to average interest-bearing liabilities			133.4%			134.6%
(1)Average loans are presented gross, including nonaccrual loans and overdrafts (before deduction of allowance for credit losses on loans HFI).
(2)Interest income includes the effects of taxable-equivalent adjustments using the combined federal and blended state statutory income tax rate to increase tax-exempt interest income to a tax-
equivalent basis. The net tax-equivalent adjustment amounts included in income were $2.5 million for both the nine months ended September 30, 2026 and 2025.
(3)Includes average net unrealized losses on investment securities available for sale of $51.4 million and $108.4 million for the nine months ended September 30, 2026 and 2025, respectively.
(4)Includes average of optional rights to repurchase government guaranteed GNMA mortgage loans previously sold that meet certain defined delinquency criteria of $32.0 million and $25.8 million for the nine months ended September 30, 2026 and 2025, respectively.
(5)The NIM is calculated by dividing annualized net interest income, on a tax-equivalent basis, by average total interest-earning assets.

Yield/rate and volume analysis
The table below presents the components of the changes in net interest income for the nine months ended September 30, 2026 and 2025. For each major category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes due to average volume and changes due to interest rates, with the changes in both volume and interest rates allocated to these two categories based on the proportionate absolute changes in each category.

	Nine months ended September 30, 2026 compared to nine months ended September 30, 2025 due to changes in
(dollars in thousands)	Volume	Yield/rate	Net increase (decrease)
Interest-earning assets:
Loans HFI(1)(2)	$102,080	$(6,758)	$95,322
Loans held for sale - mortgage	2,658	(160)	2,498
Investment securities:
Taxable	(1,429)	(430)	(1,859)
Tax-exempt(2)	9	72	81
Federal funds sold and reverse repurchase agreements	266	(998)	(732)
Interest-bearing deposits with other financial institutions	(797)	(3,432)	(4,229)
Restricted equity securities, at cost	1,963	(806)	1,157
Total interest income(2)	104,750	(12,512)	92,238
Interest-bearing liabilities:
Interest-bearing checking deposits	(90)	(10,647)	(10,737)
Money market deposits	19,313	(15,220)	4,093
Savings deposits	751	1,974	2,725
Customer time deposits	18,113	(1,181)	16,932
Brokered and internet time deposits	3,747	(1,102)	2,645
Securities sold under agreements to repurchase and federal funds purchased	(4)	(5)	(9)
Federal Home Loan Bank advances	(265)	(59)	(324)
Subordinated debt	(3,208)	1,360	(1,848)
Other borrowings	119	24	143
Total interest expense	38,476	(24,856)	13,620
Change in net interest income(2)	$66,274	$12,344	$78,618
(1)Average loans are presented gross, including nonaccrual loans and overdrafts (before deduction of allowance for credit losses on loans HFI).
(2)Interest income includes the effects of the tax-equivalent adjustments to increase tax-exempt interest income to a tax-equivalent basis. The net taxable-equivalent adjustment amounts included were $2.5 million for both the nine months ended September 30, 2026 and 2025.

Provision for credit losses
The provision for credit losses charged to operating expense is an amount which, in the judgment of management, is necessary to maintain the allowance for credit losses at an appropriate level under the current expected credit loss model. The determination of the amount of the allowance is complex and involves a high degree of judgment and subjectivity.
Our allowance for credit losses calculation as of September 30, 2026 resulted from management’s best estimate of losses over the life of loans and unfunded commitments in our portfolio in accordance with the CECL approach.
Beginning with June 30, 2025, we began to utilize the discounted cash flow estimation technique, adjusted for current conditions and reasonable and supportable forecasts, to estimate the expected credit losses of our loan segments, except consumer and other loans, which utilize the weighted average remaining maturity loss rate technique. See Note 1, “Basis of presentation and summary of significant accounting policies” in our Annual Report on Form 10-K for the year ended December 31, 2025, for further discussion on the change in estimate.

The discounted cash flow was calibrated using a regression analysis that relates one or more economic variables to our historical default rates and those of selected peer banks for each loan segment. We determined that national unemployment, national housing price index, national commercial real estate index and prime rates were the key economic variables that were most correlated to our historical loss performance and that of our peer banks. Reasonable and supportable forecasts of these economic indicators are utilized within the discounted cash flow to estimate expected credit losses for each loan segment. Current and forecast economic conditions, including those affecting these and other economic variables or macroeconomic conditions, such as global conflicts or tariffs, may continue to lead to increased volatility in our calculated level of allowance for credit losses.
Three months ended September 30, 2026 compared to three months ended September 30, 2025
We recognized a provision for credit losses on loans HFI of $1.2 million for the three months ended September 30, 2026, compared to a provision for credit losses of $30.0 million for the three months ended September 30, 2025. The provision expense for the three months ended September 30, 2026 was primarily driven by loan growth, partially offset by improvements in macroeconomic forecast assumptions used in the model. The prior year period included a $25.1 million initial provision on non-PCD acquired loans HFI from the Southern States merger, with the remaining expense driven by increased loan balances and a decline in the national home price index forecast assumption.
We also estimate expected credit losses on off-balance sheet loan commitments that are not accounted for as derivatives. When applying the CECL methodology to estimate expected credit loss, we consider the likelihood that funding will occur, the contractual period of exposure to credit loss, the risk of loss, historical loss experience, and current conditions along with expectations of future economic conditions. We recorded a provision for credit losses on unfunded commitments of $0.3 million and $4.5 million for the three months ended September 30, 2026 and 2025, respectively. The prior year period provision was due largely to the initial provision on acquired unfunded commitments from the Southern States merger of $3.2 million.
During the three months ended September 30, 2026 and 2025, we determined that all AFS debt securities that experienced a decline in fair value below amortized cost basis were due to noncredit-related factors. Therefore, there was no provision for credit losses recognized on AFS debt securities during the three months ended September 30, 2026 and 2025.
Nine months ended September 30, 2026 compared to nine months ended September 30, 2025
We recognized a provision for credit losses on loans HFI for the nine months ended September 30, 2026 and 2025 of $14.6 million and $30.8 million, respectively. The provision expense for the nine months ended September 30, 2026 was primarily driven by loan growth, a less favorable macroeconomic forecast, and reserves on individually evaluated loans. The prior year period included a $25.1 million initial provision on non-PCD acquired loans HFI from the Southern States merger, as well as provision expense related to changes in loan balances and forecast inputs, partially offset by a $6.8 million reduction from the impact of the change in the CECL loss estimation methodology. See further discussion under the subheading "Allowance for credit losses."
We recorded a reversal of credit losses on unfunded commitments of $0.1 million and provision expense of $11.3 million for the nine months ended September 30, 2026 and 2025, respectively. The decrease was primarily attributable to the prior year period, which included a $6.5 million reserve increase from the change in the CECL loss estimation methodology and a $3.2 million initial provision for acquired unfunded commitments associated with the Southern States merger.
During the nine months ended September 30, 2026 and 2025, we determined that all AFS debt securities that experienced a decline in fair value below amortized cost basis were due to noncredit-related factors. Therefore, there was no provision for credit losses recognized on AFS debt securities during the nine months ended September 30, 2026 and 2025.

Noninterest income
The following table sets forth the components of noninterest income for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2026	2025	2026	2025
Mortgage banking income	$9,425	$13,484	$32,848	$38,939
Investment services and trust income	4,931	4,227	13,796	11,860
Service charges on deposit accounts	4,484	4,049	13,328	10,920
ATM and interchange fees	3,262	3,388	9,513	8,943
(Loss) gain from investment securities, net	(241)	12	(240)	(60,521)
Loss on sales or write-downs of premises and equipment, other real estate owned and other assets	(34)	(646)	(731)	(1,035)
Other income	2,713	2,121	8,181	6,009
Total noninterest income	$24,540	$26,635	$76,695	$15,115
Three months ended September 30, 2026 compared to three months ended September 30, 2025
Noninterest income amounted to $24.5 million for the three months ended September 30, 2026, a decrease of $2.1 million, as compared to $26.6 million for the three months ended September 30, 2025. The decrease in noninterest income was due to a decrease in mortgage banking income partially offset by increases in investment services and trust income, other income and service charges on deposit accounts, as well as lower losses on sales or write-downs of premises and equipment, other real estate owned and other assets.
Mortgage banking income includes origination fees, gains and losses on the sale of mortgage loans, changes in fair value of mortgage loans and related derivatives, as well as mortgage servicing income, which includes the change in fair value of MSRs and related derivatives. Mortgage banking income was $9.4 million for the three months ended September 30, 2026, a decrease of $4.1 million compared to the prior period. The decrease was primarily due to lower gains and fees from the origination and sale of mortgage loans held for sale and a decrease in the net change in fair value of loans held for sale and related derivatives.
Investment services and trust income is comprised of wealth management fees and trust and insurance income. This caption increased $0.7 million during the three months ended September 30, 2026 to $4.9 million as compared to $4.2 million during the three months ended September 30, 2025.
Service charges on deposit accounts include overdraft fees, account analysis fees and other customer transaction-related service charges. Service charges on deposit accounts increased $0.4 million during the three months ended September 30, 2026 to $4.5 million as compared to $4.0 million during the three months ended September 30, 2025.
ATM and interchange fees represent income related to customers’ utilization of their debit cards and interchange income. ATM and interchange fees were $3.3 million for the three months ended September 30, 2026, compared to $3.4 million for the three months ended September 30, 2025.
Net loss from investment securities was $241 thousand for the three months ended September 30, 2026 compared to a net gain of $12 thousand for the three months ended September 30, 2025.
Net loss on sales or write-downs of premises and equipment, other real estate owned and other assets was $34 thousand for the three months ended September 30, 2026 compared to $0.6 million for the three months ended September 30, 2025.
Other income is comprised of income recognized that does not typically fit into income categories and includes components such as BOLI income, swap fees, and equity investments income. Other income increased $0.6 million to $2.7 million during the three months ended September 30, 2026 as compared to $2.1 million during the three months ended September 30, 2025.

Nine months ended September 30, 2026 compared to nine months ended September 30, 2025
Noninterest income amounted to $76.7 million for the nine months ended September 30, 2026, an increase of $61.6 million, as compared to $15.1 million for the nine months ended September 30, 2025. Excluding the recognition of the $60.5 million of net loss from investment securities sales recognized during the nine months ended September 30, 2025, noninterest income was $75.6 million for the nine months ended September 30, 2025.
Mortgage banking income was $32.8 million for the nine months ended September 30, 2026, a decrease of $6.1 million compared to the prior period. The decrease primarily reflects declines in the net change in fair value of loans held for sale and related derivatives and in the change in fair value on MSRs, net of hedging, as well as lower mortgage servicing income.
Investment services and trust income increased $1.9 million during the nine months ended September 30, 2026 to $13.8 million as compared to $11.9 million during the nine months ended September 30, 2025. This growth was driven primarily by higher fees resulting from increased assets under management in existing accounts.
Service charges on deposit accounts increased $2.4 million during the nine months ended September 30, 2026 to $13.3 million as compared to $10.9 million during the nine months ended September 30, 2025. The increase was primarily due to the increase in deposit accounts from the Southern States merger.
ATM and interchange fees were $9.5 million for the nine months ended September 30, 2026, compared to $8.9 million for the nine months ended September 30, 2025.
Net loss from investment securities was $240 thousand for the nine months ended September 30, 2026 compared to $60.5 million for the nine months ended September 30, 2025. The net loss from investment securities during the nine months ended September 30, 2025 was the result of management's election to sell $266.9 million of AFS debt securities. Refer to the section “Other earning assets” for additional information on the sale of the AFS debt securities.
Net loss on sales or write-downs of premises and equipment, other real estate owned and other assets improved by $0.3 million for the nine months ended September 30, 2026.
Other income increased $2.2 million to $8.2 million during the nine months ended September 30, 2026 as compared to $6.0 million during the nine months ended September 30, 2025. This increase reflects higher BOLI income of $1.3 million, largely due to $0.8 million of death benefit proceeds recognized during the nine months ended September 30, 2026.
Noninterest expense
The following table sets forth the components of noninterest expense for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2026	2025	2026	2025
Salaries, commissions and employee benefits	$56,054	$59,210	$166,734	$154,192
Occupancy and equipment expense	7,576	7,539	22,669	20,846
Advertising	3,013	2,453	7,717	7,118
Data processing	2,562	2,457	7,368	6,931
Legal and professional fees	2,046	1,227	5,908	5,645
Amortization of core deposit and other intangibles	1,741	2,079	5,414	3,366
Merger and integration costs	—	16,057	1,447	19,192
Other expense	23,042	18,834	65,421	53,376
Total noninterest expense	$96,034	$109,856	$282,678	$270,666
Three months ended September 30, 2026 compared to three months ended September 30, 2025
Noninterest expense decreased by $13.8 million, or 12.6%, during the three months ended September 30, 2026 to $96.0 million as compared to $109.9 million in the three months ended September 30, 2025. The decrease in noninterest expense was primarily driven by merger and integration costs associated with the Southern States merger recognized in the prior year and a decrease in salaries, commissions and employee benefits, partially offset by increases in other expense and legal and professional fees.

Salaries, commissions and employee benefits expense is comprised of salaries and wages in addition to other employee benefit costs and represents the largest component of noninterest expense. For the three months ended September 30, 2026, salaries, commissions and employee benefits expense decreased $3.2 million, to $56.1 million as compared to $59.2 million for the three months ended September 30, 2025. The decrease was primarily driven by higher deferred salary costs related to loan originations during the period and lower performance-based compensation compared to the three months ended September 30, 2025.
Occupancy and equipment expense includes occupancy, depreciation and equipment expense. Occupancy and equipment expense of $7.6 million and $7.5 million was recognized for the three months ended September 30, 2026 and 2025, respectively.
Advertising includes expenses related to sponsorships, advertising, marketing, customer relations and business development and public relations. During the three months ended September 30, 2026, advertising expense increased $0.6 million to $3.0 million compared to $2.5 million during the three months ended September 30, 2025.
Data processing is comprised of all third-party core operating system and processing charges as well as payroll processing. Data processing fees were $2.6 million for the three months ended September 30, 2026, compared to $2.5 million for the three months ended September 30, 2025.
Legal and professional fees represent fees incurred for the various support functions, which include legal, consulting, outsourcing and other professional related fees. Legal and professional fees were $2.0 million and $1.2 million for the three months ended September 30, 2026 and 2025, respectively.
Amortization of core deposit and other intangibles was $1.7 million for the three months ended September 30, 2026, compared to $2.1 million for the three months ended September 30, 2025.
Merger and integration costs include costs associated with the merger, integration and conversion of business combinations. Merger and integration costs were $16.1 million for the three months ended September 30, 2025. These costs primarily include legal and other professional fees, severance and other employee-related costs, and costs associated with branch consolidation, conversion and integration activities. There were no such costs for the three months ended September 30, 2026.
Other expense is comprised of expense that does not typically fit into other expense categories and includes mortgage servicing expenses, regulatory fees and deposit insurance assessments, software license and maintenance fees and various other miscellaneous expenses. Other expense increased $4.2 million during the three months ended September 30, 2026 to $23.0 million compared to $18.8 million during the three months ended September 30, 2025. The increase was driven by a $1.0 million increase in subservicer fees, of which $0.7 million was associated with the transition to a new mortgage subservicer, and broad-based increases across a range of expense categories, including franchise taxes, regulatory costs and software license and maintenance fees.
Nine months ended September 30, 2026 compared to nine months ended September 30, 2025
Noninterest expense increased by $12.0 million, or 4.4%, during the nine months ended September 30, 2026 to $282.7 million as compared to $270.7 million in the nine months ended September 30, 2025. The increase in noninterest expense was attributable to increases in salaries, commissions and employee benefits, amortization of core deposit intangible and other intangibles, occupancy and other noninterest expense partially offset by a decrease in merger and integration costs associated with the Southern States merger.
Salaries, commissions and employee benefits expense increased $12.5 million, or 8.1%, to $166.7 million for the nine months ended September 30, 2026 as compared to $154.2 million for the nine months ended September 30, 2025. Higher salaries and benefit costs related to the Southern States merger, together with increased bonus and commissions, contributed to the increase. These increases were partially offset by deferred salary costs related to loan originations during the current period and lower performance-based equity compensation.
Occupancy and equipment expense of $22.7 million and $20.8 million was recognized for the nine months ended September 30, 2026 and 2025, respectively. The increase was driven by the expansion of our branch network in connection with the Southern States merger.
Advertising expense was $7.7 million and $7.1 million for the nine months ended September 30, 2026 and 2025, respectively.

Data processing fees were $7.4 million for the nine months ended September 30, 2026, compared to $6.9 million for the nine months ended September 30, 2025.
Legal and professional fees were $5.9 million and $5.6 million for the nine months ended September 30, 2026 and 2025, respectively.
Amortization of core deposit and other intangibles was $5.4 million for the nine months ended September 30, 2026, compared to $3.4 million for the nine months ended September 30, 2025. The increase primarily reflects a full nine months of amortization of the core deposit intangible assumed in the Southern States merger, which totaled $4.2 million for the nine months ended September 30, 2026, compared to $1.5 million for the prior year, which included only one quarter of amortization following the July 1, 2025 merger.
Merger and integration costs were $1.4 million for the nine months ended September 30, 2026 associated with the merger with Southern States compared to $19.2 million for the nine months ended September 30, 2025. These costs primarily include legal and other professional fees, severance and other employee-related costs, and costs associated with branch consolidation, conversion and integration activities.
Other expense increased $12.0 million during the nine months ended September 30, 2026 to $65.4 million compared to $53.4 million during the nine months ended September 30, 2025. The increase was attributable to a $2.7 million increase in franchise tax expense, a $2.2 million increase in software license and maintenance fees, and broad-based increases across several expense categories, including regulatory costs, card transaction fees, contributions and dues, and subservicer fees.
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
Our efficiency ratio was 55.0% and 54.2% for the three and nine months ended September 30, 2026, respectively, and 63.2% and 71.0% for the three and nine months ended September 30, 2025, respectively. Our adjusted efficiency ratio, on a tax-equivalent basis, was 54.3% and 53.5% for the three and nine months ended September 30, 2026, respectively, and 53.3% and 56.4% for the three and nine months ended September 30, 2025, respectively. See “GAAP reconciliation and management explanation of non-GAAP financial measures” in this Report for a discussion of the adjusted efficiency ratio.
Income taxes
Income tax expense was $16.8 million and $48.0 million for the three and nine months ended September 30, 2026, respectively, compared to $6.2 million and $3.0 million for the three and nine months ended September 30, 2025, respectively. This represents effective tax rates of 21.8% and 21.4% for the three and nine months ended September 30, 2026, respectively, and 21.0% and 4.4% for the three and nine months ended September 30, 2025, respectively. The primary differences from the enacted federal statutory rate are applicable state income taxes, tax credits, and certain non‑deductible expenses, including limitations under Section 162(m). For the nine months ended September 30, 2025, income tax expense includes the income tax effect of a $60.5 million loss on sale of AFS debt securities and a one-time gross tax benefit of $10.7 million due to the expiration of the statute of limitations with respect to an amended income tax return and the associated interest. Additionally, income tax expense for the three and nine months ended September 30, 2026 reflects a reduction of $0.9 million and $2.8 million, respectively, related to transferable tax credits that will be applied to 2026 income taxes. Refer to Note 9 “Income taxes” in the notes to the consolidated financial statements for additional information regarding our income tax expense and effective tax rates.

Financial condition
The following discussion of our financial condition compares balances as of September 30, 2026 and December 31, 2025.
Loan portfolio
The following table sets forth the balance and associated percentage of each class of financing receivable in our loan portfolio as of the dates indicated:

	September 30,			December 31,
	2026				2025
(dollars in thousands)	Committed	Amount Outstanding	% of total outstanding	Committed	Amount Outstanding	% of total outstanding
Loan Type:
Commercial and industrial	$3,804,946	$2,258,655	17%	$3,646,142	$2,181,935	18%
Construction	1,988,941	1,177,433	9%	1,893,275	1,188,494	10%
Residential real estate:
1-to-4 family mortgage	2,065,352	2,051,105	16%	1,855,064	1,838,122	15%
Residential line of credit	1,672,214	812,771	6%	1,569,351	741,309	6%
Multi-family mortgage	816,169	809,083	6%	752,058	745,360	6%
Commercial real estate:
Owner-occupied	2,402,423	2,282,155	17%	2,241,135	2,148,870	17%
Non-owner occupied	3,174,139	3,079,035	23%	2,965,536	2,900,499	23%
Consumer and other	748,120	709,327	6%	659,567	639,037	5%
Total loans	$16,672,304	$13,179,564	100%	$15,582,128	$12,383,626	100%
Our loans HFI portfolio is our most significant earning asset, comprising 77.1% and 76.0% of our total assets at September 30, 2026 and December 31, 2025, respectively. Our strategy is to grow our loan portfolio by originating quality commercial and consumer type loans that comply with our credit policies and that produce revenues consistent with our financial objectives. Our overall lending approach is primarily focused on providing credit to our customers directly in the markets we serve. However, we also participate in loan syndications and participations from other banks (collectively, “participated loans”). As of September 30, 2026 and December 31, 2025, loans HFI included approximately $377.5 million and $433.2 million, respectively, related to participated loans.
We also sell loan participations to unaffiliated third parties as part of our credit risk management and balance sheet management strategy. During the three months ended September 30, 2026 and 2025, we sold $7.4 million and $10.0 million of loan participations, respectively. During the nine months ended September 30, 2026 and 2025, we sold $13.9 million and $13.5 million of loan participations, respectively. All loans, whether or not we act as a participant, are underwritten to the same standards as all other loans we originate. We believe our loan portfolio is well-balanced, which provides us with the opportunity to grow while monitoring our loan concentrations.
Loan concentrations are considered to exist when there are amounts loaned to a number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. Our lending activity is heavily concentrated in the geographic market areas we serve, with the highest concentration in Tennessee. This geographic concentration subjects our loan portfolio to the general economic conditions within the state. The risks created by this concentration have been considered by management in the determination of the appropriateness of the allowance for credit losses on loans HFI. As of September 30, 2026 and December 31, 2025, there were no concentrations of loans exceeding 10% of total loans other than our geographic exposure to Tennessee, Alabama and Georgia, as well as the categories of loans disclosed in the table above. We believe our loan portfolio is diversified relative to industry concentrations across the various loan portfolio categories. For additional details related to the concentrations within our loan portfolio, refer to the industry classification and collateral property type concentration tables detailed later in this section.

Banking regulators have established guidelines of less than 100% of Tier 1 capital plus allowance for credit losses in construction lending and less than 300% of Tier 1 capital plus allowance for credit losses in commercial real estate lending that management monitors as part of the risk management process. The construction concentration ratio is a percentage of the outstanding construction and land development loans to total Tier 1 capital plus allowance for credit losses. The commercial real estate concentration ratio is a percentage of the outstanding balance of non-owner occupied commercial real estate, multi-family, and construction and land development loans to Tier 1 capital plus allowance for credit losses. Management strives to operate within the thresholds set forth above. When our ratios are in excess of one or both of these guidelines, banking regulators generally require an increased level of monitoring in these lending areas by management.
The table below shows concentration ratios for the Bank and Company as of September 30, 2026 and December 31, 2025.

	As a percentage (%) of Tier 1 capital plus allowance for credit losses
	FirstBank	FB Financial Corporation
September 30, 2026
Construction	58.9%	64.0%
Commercial real estate	254.4%	276.3%
December 31, 2025
Construction	64.6%	65.6%
Commercial real estate	264.5%	268.4%

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

1-to-4 family mortgage loans.
Our residential real estate 1-to-4 family mortgage loans are primarily made with respect to and secured by single family homes in a first lien position which are both owner-occupied and investor owned. This pool also includes 100% financed mortgages that consist of 1-to-4 family mortgages that are originated under a 100% financing program. 100% financed mortgage loans are further evaluated separately from the 1-to-4 family mortgage pool due to high initial loan-to-value. This pool also includes our manufactured housing loans secured by real estate collateral. Repayment of loans in this loan segment is primarily dependent upon the cash flow of the borrower and the value of the property.

Residential line of credit loans.
Our residential line of credit loans include junior liens and consist of revolving lines of credit and term notes that are typically not in first position for liquidation preference. Repayment depends primarily on the cash flow of the borrower as well as the value of the real estate collateral.

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
Our commercial real estate non-owner occupied loans include loans to finance commercial real estate investment properties for various purposes including use as offices, warehouses, health care facilities, hotels, mixed-use residential/commercial, manufactured housing communities, retail centers, multi-family properties, and assisted living facilities. Commercial real estate non-owner occupied loans are typically repaid with rental income from such property or the funds received from the sale or refinancing of the property.

Consumer and other loans.
Our consumer and other loans include loans to individuals for personal, family and household purposes, including car, boat and other recreational vehicle loans and personal lines of credit. Consumer loans are generally secured by vehicles and other household goods, with repayment depending primarily on the cash flow of the borrower. Consumer and other loans also include manufactured housing loans which are comprised of loans collateralized by manufactured housing not secured by real estate. These manufactured housing loans exhibit risk characteristics similar to both 1-to-4 family loans and consumer loans and are therefore further evaluated in a separate pool. Repayment is dependent upon the cash flow of the borrower and the value of the property. Other loans include municipal loans to states and political subdivisions in the U.S. and are repaid through tax revenues or refinancing.

As part of our lending policy and risk management activities, we track lending exposure of commercial and industrial and owner-occupied commercial real estate by industry classification (as defined by the North American Industry Classification System) and type to identify potential risks associated with industry concentrations and determine whether such risks could lead to additional credit loss exposure. The table below provides a summary of our commercial and industrial and owner-occupied commercial real estate portfolios by industry classification.

	September 30, 2026
(dollars in thousands)	Committed	Amount Outstanding	Nonperforming(1)
Commercial and industrial
Real estate rental and leasing	$550,612	$319,870	$500
Construction	515,833	197,790	597
Finance and insurance	490,668	354,757	928
Manufacturing	373,230	243,814	13,171
Wholesale trade	318,059	196,290	574
Professional, scientific and technical services	212,427	123,241	80
Retail trade	148,511	108,410	31
Educational services	147,865	23,002	—
Transportation and warehousing	146,373	131,275	1,790
Information	143,871	90,181	—
Arts, entertainment and recreation	124,566	74,857	112
Administrative and support and waste management and remediation services	113,257	91,386	2,008
Other services (except public administration)	106,946	83,992	563
Accommodation and food services	99,996	74,069	476
Health care and social assistance	96,764	51,535	334
Management of companies and enterprises	57,360	42,110	—
Other	158,608	52,076	432
Total	$3,804,946	$2,258,655	$21,596

Commercial real estate owner-occupied
Retail trade	$451,328	$439,246	$—
Manufacturing	301,257	293,020	649
Other services (except public administration)	300,789	285,736	3,651
Real estate rental and leasing	285,981	272,451	1,747
Health care and social assistance	222,102	212,625	391
Accommodation and food services	200,201	199,385	1,318
Construction	109,744	90,454	—
Wholesale trade	106,948	98,240	—
Transportation and warehousing	106,545	93,506	62
Arts, entertainment and recreation	80,760	78,056	—
Professional, scientific and technical services	61,427	59,862	2,126
Agriculture, forestry, fishing and hunting	52,226	46,217	817
Educational services	31,815	31,257	497
Administrative and support and waste management and remediation services	30,077	28,733	434
Management of companies and enterprises	20,207	14,936	—
Finance and insurance	19,480	17,154	2,668
Other	21,536	21,277	1,347
Total	$2,402,423	$2,282,155	$15,707
(1) Nonperforming loans are those on which the accrual of interest has stopped, as well as loans that are contractually 90 or more days past due on which interest continues to accrue.

Additionally, we track our lending exposure of non-owner occupied commercial real estate and construction by collateral property type to identify potential risks associated with collateral types and determine whether such risks could lead to additional credit loss exposure. The table below provides a summary of our non-owner occupied commercial real estate and construction loan portfolios by collateral property type.

	September 30, 2026
(dollars in thousands)	Committed	Amount Outstanding	Nonperforming(1)
Commercial real estate non-owner occupied
Warehouse and industrial	$714,734	$687,428	$2,316
Retail	611,346	600,336	11,808
Hotel	527,685	526,146	—
Office	503,750	489,283	6,056
Assisted living and special care facilities	204,094	202,354	—
Self-storage	144,324	142,836	104
Land-manufactured housing	143,171	130,821	129
Restaurants, bars and event venues	60,834	51,143	1,008
Healthcare facility	55,312	55,277	—
Convenience store and gas station	46,141	45,543	—
Recreation, sports and entertainment	21,646	20,744	—
Other	141,102	127,124	1,139
Total	$3,174,139	$3,079,035	$22,560

Construction
Consumer:
Construction	$238,113	$147,053	$16,204
Land	90,214	83,025	1,149
Commercial:
Land	286,355	231,823	1,683
Multi-family	206,288	102,926	—
Retail	116,198	76,078	—
Recreation, sports and entertainment	69,640	18,272	—
Special care facility	66,571	3,719	—
Self-storage	60,990	27,089	—
Healthcare	58,234	32,895	—
Hotel	45,289	17,675	—
Office	31,351	23,551	—
Convenience store and gas station	18,737	10,510	—
Car wash	11,073	6,790	—
Other	83,073	37,573	—
Residential Development:
Construction	473,423	268,847	11,127
Land	104,400	61,075	—
Lots	28,992	28,532	597
Total	$1,988,941	$1,177,433	$30,760
(1) Nonperforming loans are those on which the accrual of interest has stopped, as well as loans that are contractually 90 or more days past due on which interest continues to accrue.

Loan maturity and sensitivities
The following table presents the contractual maturities of our loan portfolio as of September 30, 2026. Loans with scheduled maturities are reported in the maturity category in which the payment is due. Demand loans with no stated maturity and overdrafts are reported in the “due in 1 year or less” category. Loans that have adjustable rates are shown as amortizing to final maturity rather than when the interest rates are next subject to change. The tables do not include prepayment assumptions or scheduled repayments.

	September 30, 2026
Loan type (dollars in thousands)	Maturing in one year or less	Maturing in one to five years	Maturing in five to fifteen years	Maturing after fifteen years	Total
Commercial and industrial	$893,022	$1,055,354	$307,601	$2,678	$2,258,655
Construction	487,407	516,833	142,793	30,400	1,177,433
Residential real estate:
1-to-4 family mortgage	190,793	547,242	162,750	1,150,320	2,051,105
Residential line of credit	87,509	181,258	544,004	—	812,771
Multi-family mortgage	331,157	320,865	149,917	7,144	809,083
Commercial real estate:
Owner-occupied	345,054	1,209,283	482,057	245,761	2,282,155
Non-owner occupied	605,470	1,793,504	595,593	84,468	3,079,035
Consumer and other	35,616	104,270	153,299	416,142	709,327
Total ($)	$2,976,028	$5,728,609	$2,538,014	$1,936,913	$13,179,564
Total (%)	22.6%	43.4%	19.3%	14.7%	100.0%
For loans due after one year, the following table presents the interest rate composition for loans outstanding as of September 30, 2026.

	September 30, 2026
Loan type (dollars in thousands)	Fixed interest rate	Floating interest rate	Total
Commercial and industrial	$542,305	$823,328	$1,365,633
Construction	160,614	529,412	690,026
Residential real estate:
1-to-4 family mortgage	1,294,458	565,854	1,860,312
Residential line of credit	4,619	720,643	725,262
Multi-family mortgage	216,453	261,473	477,926
Commercial real estate:
Owner-occupied	1,146,431	790,670	1,937,101
Non-owner occupied	1,060,483	1,413,082	2,473,565
Consumer and other	598,963	74,748	673,711
Total ($)	$5,024,326	$5,179,210	$10,203,536
Total (%)	49.2%	50.8%	100.0%
The following table presents the contractual maturities of our loan portfolio segregated into fixed and floating interest rate loans as of September 30, 2026.

	September 30, 2026
Contractual maturity (dollars in thousands)	Fixed interest rate	Floating interest rate	Total
One year or less	$1,218,733	$1,757,295	$2,976,028
One to five years	2,759,538	2,969,071	5,728,609
Five to fifteen years	1,006,795	1,531,219	2,538,014
Over fifteen years	1,257,993	678,920	1,936,913
Total ($)	$6,243,059	$6,936,505	$13,179,564
Total (%)	47.4%	52.6%	100.0%

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
Nonperforming assets
Our nonperforming assets consist of nonperforming loans, other real estate owned and other repossessed non-earning assets. As of September 30, 2026 and December 31, 2025, we had $193.8 million and $158.1 million, respectively, in nonperforming assets. Nonperforming loans are those on which the accrual of interest has stopped, as well as loans that are contractually 90 or more days past due on which interest continues to accrue. Accrued interest receivable written off as an adjustment to interest income amounted to $1.1 million and $0.5 million for the three months ended September 30, 2026 and 2025, respectively, and $1.8 million and $1.9 million for the nine months ended September 30, 2026 and 2025, respectively. Additionally, we had net interest recoveries on nonperforming assets previously charged off of $0.2 million and $0.5 million, respectively, for the three months ended September 30, 2026 and 2025, and $1.1 million and $1.4 million for the nine months ended September 30, 2026 and 2025, respectively.
Nonperforming loans HFI increased by $35.3 million to $155.8 million as of September 30, 2026 compared to $120.5 million as of December 31, 2025. The increase primarily reflected higher nonperforming balances in the commercial real estate and commercial and industrial portfolios, including one significant relationship in each portfolio that migrated to nonperforming status during the current period. These increases were partially offset by decreases within the construction and 1-to-4 family mortgage portfolios. The increase in nonperforming loans also contributed to higher classified loan balances during the period.
As of September 30, 2026 and December 31, 2025, we had $29.1 million and $28.1 million, respectively, of delinquent GNMA optional repurchase loans previously sold included on our consolidated balance sheets in loans held for sale. These are considered nonperforming assets as we do not earn any interest on the unexercised option to repurchase these loans. The following table provides details of our nonperforming assets, the ratio of such loans and other nonperforming assets to total assets, and certain other related information as of the dates presented:

	September 30,		December 31,
(dollars in thousands)	2026	2025	2025
Loan Type:
Commercial and industrial	$21,596	$6,926	$6,373
Construction	30,760	31,368	34,208
Residential real estate:
1-to-4 family mortgage	31,346	29,445	32,505
Residential line of credit	1,417	2,342	2,014
Multi-family mortgage	7,418	9,325	8,199
Commercial real estate:
Owner-occupied	15,707	11,000	10,606
Non-owner occupied	22,560	5,649	4,514
Consumer and other	24,957	19,704	22,053
Total nonperforming loans HFI	$155,761	$115,759	$120,472
Mortgage loans held for sale(1)	29,134	21,660	28,102
Other real estate owned	4,655	4,466	6,009
Other repossessed assets	4,277	3,314	3,564
Total nonperforming assets	$193,827	$145,199	$158,147
Nonperforming loans HFI as a percentage of total loans HFI	1.18%	0.94%	0.97%
Nonperforming assets as a percentage of total assets	1.13%	0.89%	0.97%
Nonaccrual loans HFI as a percentage of loans HFI	0.94%	0.73%	0.71%
(1) Represents optional right to repurchase government guaranteed GNMA mortgage loans previously sold that meet certain defined delinquency criteria.

We have evaluated our loans HFI classified as nonperforming and believe all nonperforming loans have been adequately reserved for in the allowance for credit losses on loans HFI as of September 30, 2026 and December 31, 2025. Management also continually monitors past due loans for potential credit quality deterioration. Loans not considered nonperforming include loans 30-89 days past due that continue to accrue interest amounting to $77.0 million at September 30, 2026 as compared to $66.8 million at December 31, 2025. The increase from December 31, 2025 to September 30, 2026 was primarily due to increases within our commercial real estate portfolios and residential lines of credit partially offset by decreases in our multi-family, 1-to-4 family mortgages, consumer and other, and commercial and industrial portfolios.
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
The following table presents the allocation of the allowance for credit losses by loan HFI category as well as the ratio of loans by loan category compared to the total loans HFI portfolio as of the dates indicated:

	September 30,			December 31,
	2026			2025
(dollars in thousands)	Amount	ACL as a % of loans HFI category	% of loans to total loans HFI	Amount	ACL as a % of loans HFI category	% of loans to total loans HFI
Loan Type:
Commercial and industrial	$25,831	1.14%	17%	$24,130	1.11%	18%
Construction	26,772	2.27%	9%	25,633	2.16%	10%
Residential real estate:
1-to-4 family mortgage	36,023	1.76%	16%	33,218	1.81%	15%
Residential line of credit	9,997	1.23%	6%	10,589	1.43%	6%
Multi-family mortgage	11,725	1.45%	6%	12,260	1.64%	6%
Commercial real estate:
Owner-occupied	19,538	0.86%	17%	21,609	1.01%	17%
Non-owner occupied	41,952	1.36%	23%	36,235	1.25%	23%
Consumer and other	22,122	3.12%	6%	22,309	3.49%	5%
Total allowance for credit losses on loans HFI	$193,960	1.47%	100%	$185,983	1.50%	100%

The following table summarizes activity in our allowance for credit losses on loans HFI during the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
(dollars in thousands)	2026	2025	2026	2025	2025
Allowance for credit losses on loans HFI at beginning of period	$194,010	$148,948	$185,983	$151,942	$151,942
Initial allowance for credit losses on loans purchased with credit deterioration	—	7,518	—	7,518	7,518
Charge-offs:
Commercial and industrial	—	(100)	(2,805)	(3,071)	(3,136)
Construction	—	(399)	(315)	(399)	(399)
Residential real estate:
1-to-4 family mortgage	(120)	(322)	(946)	(758)	(1,126)
Residential line of credit	(5)	—	(28)	—	—
Commercial real estate:
Owner-occupied	—	—	—	(17)	(17)
Consumer and other	(1,749)	(888)	(4,295)	(2,811)	(4,196)
Total charge-offs	$(1,874)	$(1,709)	$(8,389)	$(7,056)	$(8,874)
Recoveries:
Commercial and industrial	$28	$12	$277	$227	$386
Construction	—	—	27	—	—
Residential real estate:
1-to-4 family mortgage	15	6	81	26	39
Residential line of credit	1	11	2	12	12
Commercial real estate:
Owner-occupied	10	4	39	34	42
Non-owner occupied	—	—	—	529	529
Consumer and other	603	246	1,296	1,000	1,200
Total recoveries	$657	$279	$1,722	$1,828	$2,208
Net charge-offs	(1,217)	(1,430)	(6,667)	(5,228)	(6,666)
Impact of change in accounting estimate for current expected credit losses(1)	—	—	—	(6,848)	(6,848)
Provision for credit losses on loans HFI(1)	1,167	29,957	14,644	37,609	40,037
Allowance for credit losses on loans HFI at the end of period	$193,960	$184,993	$193,960	$184,993	$185,983
Ratio of net charge-offs during the period to average loans outstanding during the period	(0.04)%	(0.05)%	(0.07)%	(0.07)%	(0.06)%
Allowance for credit losses on loans HFI as a percentage of loans	1.47%	1.50%	1.47%	1.50%	1.50%
Allowance for credit losses on loans HFI as a percentage of nonaccrual loans HFI	155.9%	206.8%	155.9%	206.8%	212.0%
Allowance for credit losses on loans HFI as a percentage of nonperforming loans	124.5%	159.8%	124.5%	159.8%	154.4%
(1) Includes the impact of changes to estimation techniques, inputs and assumptions used to estimate credit losses during the year ended December 31, 2025. See Note 1, “Basis of presentation and summary of significant accounting policies” in our Annual Report on Form 10-K for the year ended December 31, 2025 for further discussion on the change in estimate.

The following table details our (reversal of) provision for credit losses on loans HFI and net recoveries (charge-offs) to average loans HFI outstanding by loan category during the periods indicated:

	(Reversal of) provision for credit losses on loans HFI(1)	Net recoveries (charge-offs)	Average loans HFI	Ratio of net (charge-offs) recoveries to average loans HFI
(dollars in thousands)
Three Months Ended September 30, 2026
Commercial and industrial	$(472)	$28	$2,237,056	—%
Construction	(685)	—	1,181,811	—%
Residential real estate:
1-to-4 family mortgage	2,282	(105)	1,964,787	(0.02)%
Residential line of credit	(185)	(4)	804,989	—%
Multi-family mortgage	159	—	774,847	—%
Commercial real estate:
Owner-occupied	(433)	10	2,255,053	—%
Non-owner occupied	(51)	—	3,010,019	—%
Consumer and other	552	(1,146)	749,076	(0.61)%
Total	$1,167	$(1,217)	$12,977,638	(0.04)%
Three Months Ended September 30, 2025
Commercial and industrial	$3,933	$(88)	$2,126,229	(0.02)%
Construction	6,110	(399)	1,210,516	(0.13)%
Residential real estate:
1-to-4 family mortgage	3,049	(316)	1,842,331	(0.07)%
Residential line of credit	1,745	11	691,276	0.01%
Multi-family mortgage	762	—	716,327	—%
Commercial real estate:
Owner-occupied	6,902	4	2,087,903	—%
Non-owner occupied	4,352	—	2,866,100	—%
Consumer and other	3,104	(642)	648,719	(0.39)%
Total	$29,957	$(1,430)	$12,189,401	(0.05)%
Nine Months Ended September 30, 2026
Commercial and industrial	$4,229	$(2,528)	$2,222,899	(0.15)%
Construction	1,427	(288)	1,173,860	(0.03)%
Residential real estate:
1-to-4 family mortgage	3,670	(865)	1,886,064	(0.06)%
Residential line of credit	(566)	(26)	779,190	—%
Multi-family mortgage	(535)	—	755,694	—%
Commercial real estate:
Owner-occupied	(2,110)	39	2,205,284	—%
Non-owner occupied	5,717	—	2,924,872	—%
Consumer and other	2,812	(2,999)	722,310	(0.56)%
Total	$14,644	$(6,667)	$12,670,173	(0.07)%
Nine Months Ended September 30, 2025
Commercial and industrial	$10,293	$(2,844)	$1,865,170	(0.20)%
Construction	(3,740)	(399)	1,101,647	(0.05)%
Residential real estate:
1-to-4 family mortgage	8,387	(732)	1,701,709	(0.06)%
Residential line of credit	(537)	12	640,541	—%
Multi-family mortgage	1,144	—	662,196	—%
Commercial real estate:
Owner-occupied	6,835	17	1,600,407	—%
Non-owner occupied	4,595	529	2,381,324	0.03%
Consumer and other	3,784	(1,811)	606,877	(0.40)%
Total	$30,761	$(5,228)	$10,559,871	(0.07)%

	Provision for (reversal of) credit losses on loans HFI(1)	Net (charge-offs) recoveries	Average loans HFI	Ratio of net (charge-offs) recoveries to average loans HFI
(dollars in thousands)
Year Ended December 31, 2025
Commercial and industrial	$8,254	$(2,750)	$1,939,663	(0.14)%
Construction	(5,964)	(399)	1,123,085	(0.04)%
Residential real estate:
1-to-4 family mortgage	8,901	(1,087)	1,736,885	(0.06)%
Residential line of credit	(406)	12	662,550	—%
Multi-family mortgage	1,589	—	680,205	—%
Commercial real estate:
Owner-occupied	8,076	25	1,730,888	—%
Non-owner occupied	6,757	529	2,519,175	0.02%
Consumer and other	5,982	(2,996)	623,411	(0.48)%
Total	$33,189	$(6,666)	$11,015,862	(0.06)%
(1) Includes the impact of changes to estimation techniques, inputs and assumptions used to estimate credit losses during the year ended December 31, 2025. See Note 1, “Basis of presentation and summary of significant accounting policies” in our Annual Report on Form 10-K for the year ended December 31, 2025 for further discussion on the change in estimate.
The ACL on loans HFI was $194.0 million and $186.0 million and represented 1.47% and 1.50% of loans HFI as of September 30, 2026 and December 31, 2025, respectively. For further information related to the change in the ACL, refer to the “Provision for credit losses” section herein and Note 4, “Loans and allowance for credit losses on loans HFI” in the notes to our consolidated financial statements.
Our ratio of total nonperforming loans HFI as a percentage of total loans HFI increased by 21 basis points to 1.18% as of September 30, 2026 compared to December 31, 2025 primarily due to increases in nonperforming loans within the commercial real estate and commercial and industrial portfolios, reflecting the migration of one significant relationship in each portfolio to nonperforming status during the current period. These increases were partially offset by decreases in the construction and 1-to-4 family mortgage portfolios. The increase in nonperforming loans also contributed to higher classified loan balances during the period. The relationships contributing to the increase were evaluated in accordance with our allowance for credit losses methodology, including consideration of collateral values and expected credit losses, where appropriate.
For the three months ended September 30, 2026, we experienced net charge-offs of $1.2 million, or 0.04% of average loans HFI, compared to net charge-offs of $1.4 million, or 0.05% for the three months ended September 30, 2025. For the nine months ended September 30, 2026, we experienced net charge-offs of $6.7 million, or 0.07% of average loans HFI, compared to net charge-offs of $5.2 million, or 0.07% for the nine months ended September 30, 2025. We also maintain an allowance for credit losses on unfunded commitments in other liabilities, which decreased to $16.1 million as of September 30, 2026 from $16.2 million as of December 31, 2025 primarily due to changes in segment‑level reserve rates and shifts in the mix of available commitments across calculation segments.
Loans held for sale
As of September 30, 2026, mortgage loans held for sale consisted of $225.9 million of residential real estate mortgage loans in the process of being sold to third-party private investors or government sponsored agencies and $29.1 million of GNMA optional repurchase loans. This compares to $173.0 million of residential real estate mortgage loans in the process of being sold to third-party private investors or government sponsored agencies and $28.1 million of GNMA optional repurchase loans as of December 31, 2025.

Other earning assets
Securities purchased under agreements to resell (“reverse repurchase agreements”)
We enter into agreements with certain customers to purchase investment securities under agreements to resell at specific dates in the future. This investment deploys some of our unused liquidity position into an instrument that improves the return on those funds. Securities purchased under agreements to resell totaled $57.7 million and $45.8 million at September 30, 2026 and December 31, 2025, respectively.
Federal funds sold
Federal funds sold may fluctuate from period to period depending upon our liquidity position at the time and our strategy for deploying liquidity. Federal funds sold totaled $112.7 million and $167.5 million at September 30, 2026 and December 31, 2025, respectively.
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
The fair value of our AFS debt securities portfolio was $1.54 billion and $1.46 billion as of September 30, 2026 and December 31, 2025, respectively. Included in the fair value of AFS debt securities were net unrealized losses of $85.8 million and $47.9 million as of September 30, 2026 and December 31, 2025, respectively. Current net unrealized losses are driven by prevailing interest rate levels versus interest rate levels when many of the bonds were purchased.
During the three and nine months ended September 30, 2026, we purchased $117.6 million and $314.1 million of AFS debt securities, respectively. There were no AFS debt securities sold during the three and nine months ended September 30, 2026. Maturities, prepayments and calls of AFS debt securities totaled $67.4 million and $200.2 million for the three and nine months ended September 30, 2026, respectively.
During the three and nine months ended September 30, 2025, we acquired $31.9 million of AFS debt securities through the merger with Southern States. During the three months ended September 30, 2025, we sold $0.4 million of AFS debt securities. During the same period, maturities, prepayments and calls of AFS debt securities totaled $83.2 million and purchases totaled $132.8 million. During the nine months ended September 30, 2025, we sold $266.9 million of AFS debt securities with a weighted average yield of 1.63%. The securities sold resulted in a net loss on securities of $60.5 million. We used the proceeds from this transaction to redeem outstanding subordinated and trust preferred debt, as well as originate higher yielding loans. During the same period, maturities, prepayments and calls of AFS debt securities totaled $217.9 million and purchases totaled $314.6 million.

The following table sets forth the fair value, scheduled maturities and weighted average yields for our AFS debt securities portfolio as of the dates indicated below:

	September 30,			December 31,
	2026			2025
(dollars in thousands)	Fair value	% of total investment securities	Weighted average yield (1)	Fair value	% of total investment securities	Weighted average yield (1)
U.S. government agency securities:
Maturing within one year	—	—%	—%	—	—%	—%
Maturing in one to five years	—	—%	—%	—	—%	—%
Maturing in five to ten years	315,721	20.5%	4.20%	284,641	19.5%	4.50%
Maturing after ten years	474,266	30.8%	4.20%	385,447	26.4%	4.65%
Total U.S. government agency securities	789,987	51.3%	4.20%	670,088	45.9%	4.59%
Mortgage-backed securities - residential and commercial:
Maturing within one year	—	—%	—%	—	—%	—%
Maturing in one to five years	2,103	0.1%	5.22%	2,192	0.2%	7.52%
Maturing in five to ten years	46,871	3.0%	4.10%	44,058	3.0%	4.06%
Maturing after ten years	538,190	35.1%	3.74%	566,748	38.8%	3.89%
Total mortgage-backed securities - residential and commercial	587,164	38.2%	3.77%	612,998	42.0%	3.89%
Municipal securities:
Maturing within one year	640	—%	4.09%	204	—%	2.81%
Maturing in one to five years	6,629	0.4%	3.89%	5,673	0.4%	3.82%
Maturing in five to ten years	44,486	2.9%	3.40%	42,493	2.9%	3.53%
Maturing after ten years	100,570	6.6%	3.16%	120,000	8.2%	3.03%
Total municipal securities	152,325	9.9%	3.26%	168,370	11.5%	3.18%
U.S. Treasury securities:
Maturing within one year	—	—%	—%	—	—%	—%
Maturing in one to five years	6,964	0.5%	3.73%	5,803	0.4%	3.71%
Maturing in five to ten years	—	—%	—%	1,322	0.1%	3.81%
Maturing after ten years	—	—%	—%	—	—%	—%
Total U.S. Treasury securities	6,964	0.5%	3.73%	7,125	0.5%	3.73%
Corporate securities:
Maturing within one year	—	—%	—%	—	—%	—%
Maturing in one to five years	—	—%	—%	998	0.1%	6.76%
Maturing in five to ten years	990	0.1%	6.93%	—	—%	—%
Maturing after ten years	700	—%	7.25%	—	—%	—%
Total corporate securities	1,690	0.1%	7.06%	998	0.1%	6.76%
Total AFS debt securities	$1,538,130	100.0%	3.95%	$1,459,579	100.0%	4.13%
(1)Yields on a tax-equivalent basis.

Equity securities
As of September 30, 2026 and December 31, 2025, we had $5.8 million and $0.2 million, respectively, in marketable equity securities recorded at fair value that consisted of CRA mutual funds. The change in the fair value of equity securities recorded at fair value resulted in a net loss of $241 thousand and $240 thousand for the three and nine months ended September 30, 2026, respectively. The change in the fair value of equity securities recorded at fair value resulted in a net gain of $12 thousand for both the three and nine months ended September 30, 2025.

Deposits
Deposits represent the Bank’s primary source of funding. We continue to focus on growing core customer deposits through our relationship driven banking philosophy, community-focused marketing programs and our treasury management services.
Total deposits increased to $14.67 billion as of September 30, 2026 from $13.91 billion as of December 31, 2025. Noninterest‑bearing deposits rose to $2.78 billion from $2.63 billion. Interest‑bearing deposits increased to $11.89 billion from $11.28 billion.
Within interest‑bearing categories, our checking balances were $2.61 billion and $2.65 billion at September 30, 2026 and December 31, 2025, respectively. Money market and savings balances increased by $305.7 million from December 31, 2025, reflecting our continued focus on core customer deposit growth primarily driven by the addition of several large commercial relationships. Customer time deposits increased by $346.9 million from December 31, 2025 driven by a $150.0 million short-term public funds time deposit and new and existing customer growth into targeted maturity tenors. Brokered and internet time deposits remained stable during the period.
We also experienced a decrease in the cost of interest‑bearing deposits, reflecting a lower interest rate environment. Average deposit balances by type, together with the average rates per period are reflected in the average balance sheet amounts, interest paid, and rate analysis tables included in this management’s discussion and analysis under the subheading “Results of operations” discussion.
Our deposit base may include certain deposits from related parties as disclosed within Note 16, “Related party transactions” in the notes to our consolidated financial statements included in this Report.

The following table sets forth the distribution by type of our deposit accounts as of the dates indicated:

	September 30,			December 31,
	2026			2025
(dollars in thousands)	Amount	% of total deposits	Average rate(1)	Amount	% of total deposits	Average rate(1)
Deposit Type
Noninterest-bearing demand	$2,777,111	19%	—%	$2,634,395	19%	—%
Interest-bearing checking	2,610,941	18%	1.87%	2,651,369	19%	2.31%
Money market	5,737,253	39%	3.00%	5,541,144	40%	3.39%
Savings deposits	538,135	4%	0.86%	428,496	3%	0.22%
Customer time deposits	2,375,869	16%	3.60%	2,028,923	15%	3.71%
Brokered and internet time deposits	626,687	4%	4.02%	625,634	4%	4.25%
Total deposits	$14,665,996	100%	2.28%	$13,909,961	100%	2.49%

Customer Time Deposits(2)
0.00-1.00%	$38,479	2%		$81,752	4%
1.01-2.00%	54,495	2%		55,299	3%
2.01-3.00%	253,898	11%		225,090	11%
3.01-4.00%	1,758,007	74%		949,539	47%
4.01-5.00%	270,990	11%		716,099	35%
Above 5.00%	—	—%		1,144	—%
Total customer time deposits	$2,375,869	100%		$2,028,923	100%
Brokered and Internet Time Deposits(2)
0.00-1.00%	$—	—%		$—	—%
1.01-2.00%	—	—%		—	—%
2.01-3.00%	—	—%		—	—%
3.01-4.00%	571,545	91%		574,468	92%
4.01-5.00%	55,142	9%		51,166	8%
Above 5.00%	—	—%		—	—%
Total brokered and internet time deposits	$626,687	100%		$625,634	100%
Total time deposits	$3,002,556			$2,654,557
(1) Average rates presented for the nine months ended September 30, 2026 and the year ended December 31, 2025, respectively. (2) Based on rates presented as of period-end.
Further details related to our deposit customer base are presented below as of the dates indicated:

	September 30,		December 31,
	2026		2025
(dollars in thousands)	Amount	% of total deposits	Amount	% of total deposits
Deposits by customer segment(1)
Consumer	$6,173,567	42%	$6,063,015	44%
Commercial	6,822,469	47%	6,162,221	44%
Public	1,669,960	11%	1,684,725	12%
Total deposits	$14,665,996	100%	$13,909,961	100%
(1) Segments are determined based on the customer account level.

The tables below set forth maturity information on time deposits as of September 30, 2026, categorized by balances $250 thousand or less and greater than $250 thousand, exceeding FDIC insurance limits:

(dollars in thousands)	Amount	Weighted average interest rate at period end
Time deposits of $250 or less
Months to maturity:
Three or less	$576,779	3.65%
Over Three to Six	600,058	3.68%
Over Six to Twelve	296,636	3.32%
Over Twelve	547,879	3.69%
Total	$2,021,352	3.62%

Time deposits of greater than $250
Months to maturity:
Three or less	$389,880	3.83%
Over Three to Six	300,437	3.77%
Over Six to Twelve	107,300	3.50%
Over Twelve	183,587	3.74%
Total	$981,204	3.76%
Uninsured deposits are defined as the portion of deposit accounts in U.S. federally insured depository institutions that exceed the FDIC insurance limit and amounts in any other uninsured investment or deposit account that are classified as deposits and are not subject to any federal or state deposit insurance regimes. Collateralized deposits are included within our total uninsured deposits.
Further details related to our estimated insured or collateralized deposits and uninsured and uncollateralized deposits are presented below as of the dates indicated:

	September 30,	December 31,
	2026	2025
Estimated insured or collateralized deposits(1)	$10,289,614	$9,825,599
Estimated uninsured and uncollateralized deposits(1)	$4,376,382	$4,084,362
Estimated uninsured and uncollateralized deposits as a % of total deposits(1)	29.8%	29.4%
Estimated uninsured deposits(2)	$6,059,921	$5,777,547
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
Securities sold under agreements to repurchase and federal funds purchased
We enter into agreements with certain customers to sell certain securities under agreements to repurchase the security the following day. These agreements are made to provide customers with comprehensive treasury management products as a short-term return for their excess funds. Securities sold under agreements to repurchase totaled $7.5 million and $9.9 million at September 30, 2026 and December 31, 2025, respectively.

We also maintain lines with certain correspondent banks that provide borrowing capacity in the form of federal funds purchased. Federal funds purchased are short-term borrowings that typically mature within one to fourteen days. Borrowings against these lines, which are classified as federal funds purchased, totaled $20.0 million and $90.0 million as of September 30, 2026 and December 31, 2025, respectively.
FHLB advances
As a member of the FHLB system, we may utilize advances from the FHLB in order to provide additional liquidity and funding. Under these short-term agreements, we maintain a line of credit that as of September 30, 2026 and December 31, 2025 had total borrowing capacity of $2.31 billion and $2.21 billion, respectively. As of September 30, 2026 and December 31, 2025, we had qualifying loans pledged as collateral securing these lines amounting to $3.90 billion and $3.82 billion, respectively. There were no FHLB advances outstanding as of September 30, 2026 or December 31, 2025.
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
During September 2026, we issued $125.0 million aggregate principal amount of 6.625% fixed-to-floating rate subordinated notes.
Further details regarding our subordinated debt as of September 30, 2026 are provided below.

(dollars in thousands)	Year established	Maturity	Call date	Total debt outstanding	Interest rate	Coupon structure
October 2036 Subordinated Debt(1)	2026	10/01/2036	10/01/2031	$125,000	6.625%	Semiannual fixed(2)
February 2032 Subordinated Debt(1)(3)	2022	02/07/2032	03/30/2027	47,500	3.50%	Quarterly fixed(2)
October 2032 Subordinated Debt(1)(3)	2022	10/26/2032	12/30/2027	40,000	7.00%	Quarterly fixed(2)
December 2031 Subordinated Debt(1)(3)	2021	12/22/2031	12/31/2026	5,000	3.50%	Quarterly fixed(2)
Unamortized debt issuance costs and unamortized fair value marks				(9,778)
Total subordinated debt, net				$207,722
(1) We classify the subordinated debt, net of applicable unamortized debt issuance costs and fair value marks on acquired debt, as Tier 2 capital, subject to a 20% annual phaseout during the final five years before maturity
(2) Beginning on each respective call date, the coupon rate converts to 3M SOFR plus a spread of 205 basis points, 205 basis points, 306 basis points and 242 basis points for the October 2036, February 2032, October 2032 and December 2031 subordinated issues, respectively, through the end of the term of each debenture.
(3) These notes were acquired in the Southern States merger on July 1, 2025.

Other borrowings
Other borrowings include our finance lease liability totaling $1.1 million as of both September 30, 2026 and December 31, 2025. Additionally, other borrowings include optional rights to repurchase GNMA loans previously sold that meet certain defined delinquency criteria and are eligible for repurchase totaling $29.1 million and $28.1 million as of September 30, 2026 and December 31, 2025, respectively. See Note 6, “Leases” and Note 12, “Fair value of financial instruments” within the notes to our consolidated financial statements herein for additional information regarding our finance lease and optional rights to repurchase GNMA loans, respectively.
Other borrowings may periodically include borrowings from the Federal Reserve’s Discount Window or other borrowing programs available to us as an additional source of short-term liquidity. As of September 30, 2026 and December 31, 2025, there were no such other borrowings outstanding. Under our Borrower‑in‑Custody arrangement, we are permitted to pledge qualifying loans as collateral while retaining possession of the loan documentation. As of September 30, 2026 and December 31, 2025, we had pledged loan collateral totaling $2.70 billion and $2.88 billion, respectively, to the Federal Reserve under the Borrower-in-Custody program, resulting in total borrowing capacity of $2.07 billion and $2.27 billion, respectively.

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
Our investment portfolio is another alternative for meeting liquidity needs. These assets generally have readily available markets that offer conversions to cash as needed. AFS debt securities within our investment portfolio are typically used to secure government, public, trust and other deposits and as collateral for short-term borrowings, letters of credit and derivative instruments. As of September 30, 2026 and December 31, 2025, we had pledged securities with carrying values of $806.6 million and $810.6 million, respectively.
Additional sources of liquidity include federal funds purchased, repurchase agreements, FHLB borrowings, Federal Reserve Discount Window borrowings and lines of credit. Interest is charged at the prevailing market rate on federal funds purchased, repurchase agreements and FHLB advances, and at the Federal Reserve’s primary credit rate for Discount Window borrowings.
Overnight advances obtained from the FHLB are used primarily to meet day to day liquidity needs, particularly when the cost of such borrowing compares favorably to the rates that we would be required to pay to attract deposits. There were no FHLB advances outstanding as of September 30, 2026 or December 31, 2025. As of September 30, 2026 and December 31, 2025, we had the ability to borrow $2.31 billion and $2.21 billion, respectively, of which $2.29 billion and $2.21 billion, respectively, remained available.
Short‑term borrowings from the Federal Reserve’s Discount Window serve as an additional contingent source of liquidity. We access the Discount Window through our Borrower‑in‑Custody collateral arrangement, which permits the Bank to pledge qualifying loans while retaining custody of the underlying loan documentation. There were no Federal Reserve Discount Window borrowings outstanding as of September 30, 2026 or December 31, 2025. As of September 30, 2026 and December 31, 2025, we had borrowing capacity of $2.07 billion and $2.27 billion, respectively, under the Discount Window Borrower‑in‑Custody program, all of which remained available.
We also maintained unsecured lines of credit with other commercial banks totaling $405.0 million as of both September 30, 2026 and December 31, 2025. These are unsecured, uncommitted lines of credit typically maturing at various times within the next twelve months. Borrowings against these lines, which are classified as federal funds purchased, totaled $20.0 million and $90.0 million as of September 30, 2026 and December 31, 2025, respectively. As of both September 30, 2026 and December 31, 2025, we also had $50.0 million available through the IntraFi network, which allows us to offer banking customers access to FDIC insurance protection on deposits through our Bank which exceed FDIC insurance limits.

Our current on-balance sheet liquidity and available sources of liquidity are summarized in the table below:

	September 30,	December 31,
(dollars in thousands)	2026	2025
Current on-balance sheet liquidity:
Cash and cash equivalents	$1,017,689	$1,155,895
Unpledged AFS debt securities	731,483	649,000
Equity securities, at fair value	5,759	155
Total on-balance sheet liquidity	$1,754,931	$1,805,050

Available sources of liquidity:
Unsecured borrowing capacity(1)	$4,210,357	$3,915,314
FHLB remaining borrowing capacity	2,290,109	2,214,796
Federal Reserve discount window	2,070,119	2,268,599
Total available sources of liquidity	$8,570,585	$8,398,709

On-balance sheet liquidity as a percentage of total assets	10.3%	11.1%
On-balance sheet liquidity and available sources of liquidity as a percentage of estimated uninsured and uncollateralized deposits(2)	235.9%	249.8%
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
Due to state banking laws and the Federal Reserve's Regulation H, the Bank may not declare dividends in any calendar year in an amount exceeding the total of its net income for that year combined with its retained net income of the preceding two years, without the prior approval of the TDFI and/or Federal Reserve. In addition, dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements. Dividends paid by the Bank to the holding company were made in accordance with applicable state banking laws and the Federal Reserve’s Regulation H. During the three and nine months ended September 30, 2026, there were $39.3 million and $165.7 million in cash dividends approved by the board for payment from the Bank to the holding company. During the three and nine months ended September 30, 2025, there were $40.7 million and $102.8 million in cash dividends approved by the board for payment from the Bank to the holding company. Subsequent to September 30, 2026, the Board approved an additional dividend of $115.2 million to be paid during the fourth quarter of 2026. In addition, during the three and nine months ended September 30, 2026, the Company contributed to the Bank $123.3 million of the proceeds from its issuance of subordinated notes, net of the underwriting discount, as a capital contribution.
During the three and nine months ended September 30, 2026, the Company declared shareholder dividends of $0.21 per share, or $10.6 million and $0.63 per share, or $32.6 million, respectively. During the three and nine months ended September 30, 2025, the Company declared shareholder dividends of $0.19 per share, or $10.3 million and $0.57 per share, or $28.0 million, respectively. Subsequent to September 30, 2026, the Company declared a quarterly dividend in the amount of $0.21 per share, payable on November 24, 2026, to shareholders of record as of November 10, 2026.

Shareholders’ equity and capital management
Our total shareholders’ equity was $1.93 billion and $1.95 billion as of September 30, 2026 and December 31, 2025, respectively. The decrease in shareholders’ equity was primarily attributable to stock repurchases of $135.3 million, dividends declared of $32.6 million and other comprehensive loss of $28.2 million. This decrease was partially offset by net income of $176.4 million. Book value per common share was $39.11 as of September 30, 2026 and $37.64 as of December 31, 2025.
Our capital management consists of providing adequate equity to support our current and future operations. We are subject to various regulatory capital requirements administered by state and federal banking agencies, including the TDFI, Federal Reserve and the FDIC. Failure to meet minimum capital requirements may prompt certain actions by regulators that, if undertaken, could have a direct material adverse effect on our financial condition and results of operations. The Federal Reserve and the FDIC have issued guidelines governing the levels of capital that banks must maintain. As of September 30, 2026 and December 31, 2025, we met all capital adequacy requirements to which we were subject. See additional discussion regarding our capital adequacy and ratios within Note 14, “Minimum capital requirements” in the notes to our consolidated financial statements contained herein.

September 30, 2026	FB Financial Corporation	FirstBank	To be Well-Capitalized(1)
Total risk-based capital ratio	13.6%	13.3%	10.0%
Tier 1 risk-based capital ratio	11.0%	12.0%	8.0%
Common equity tier 1 ratio	11.0%	12.0%	6.5%
Tier 1 leverage ratio	10.0%	11.0%	5.0%
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
We monitor the impact of changes in interest rates on our net interest income and economic value of equity using rate shock analysis. Net interest income simulations measure the short-term earnings exposure from changes in market rates of interest in a rigorous and explicit fashion. Our current financial position is combined with assumptions regarding future business to calculate net interest income under varying hypothetical rate scenarios. EVE measures our long-term earnings exposure from changes in market rates of interest. EVE is defined as the present value of assets minus the present value of liabilities at a point in time. A decrease in EVE due to a specified rate change indicates a decline in the long-term earnings capacity of the balance sheet assuming that the rate change remains in effect over the life of the current balance sheet. For purposes of calculating EVE, a zero percent floor is assumed on interest rates.

The following analysis depicts the estimated impact on net interest income and EVE of immediate changes in interest rates at the specified levels for the periods presented:

	Percentage change in:
	Net interest income (1)
Change in interest rates	September 30,	December 31,
(in basis points)	2026	2025
+400	11.9%	11.7%
+300	9.67%	9.50%
+200	6.79%	6.57%
+100	3.52%	3.40%
-100	(3.64)%	(3.48)%
-200	(6.73)%	(6.63)%
-300	(8.77)%	(8.90)%

	Percentage change in:
	Economic value of equity (2)
Change in interest rates	September 30,	December 31,
(in basis points)	2026	2025
+400	(15.7)%	(14.8)%
+300	(11.8)%	(11.2)%
+200	(7.20)%	(6.84)%
+100	(3.19)%	(3.03)%
-100	2.27%	2.13%
-200	3.72%	3.27%
-300	4.78%	3.35%
(1)The percentage change represents the projected net interest income for 12 months on a static balance sheet in the various rate scenarios compared to the projected net interest income in a static interest rate environment.
(2)The percentage change represents the projected EVE in the various rate scenarios compared to the projected EVE in a static interest rate environment.
The results for the net interest income simulations as of September 30, 2026 and December 31, 2025 resulted in an asset sensitive position. The primary influence of our asset sensitivity is the floating rate structure in many of our loans held for investment as well as the composition of our liabilities which is primarily customer deposits. Our floating-rate loan portfolio is indexed to market rates and the timing and magnitude of loan and deposit repricing varies in proportion to market rate fluctuations. We actively monitor and perform stress tests on our deposit betas as part of our overall management of interest rate risk. This requires the use of various assumptions based on historical relationships of these variables in reaching any conclusion. Since these correlations are based on competitive pricing in the market, we anticipate that our future results will likely be different from the scenario results presented above and such differences could be material.
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
We may utilize derivative financial instruments as part of an ongoing effort to mitigate interest rate risk exposure to interest rate fluctuations and facilitate the needs of our customers. For more information about our derivative financial instruments, see Note 11, “Derivatives” in the notes to our consolidated financial statements.

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
There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about repurchases of common stock by the Company during the quarter ended September 30, 2026:

Period	(a) Total number of shares purchased	(b) Average price paid per share(1)	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs(1)
July 1 - July 31	—	$—	—	$90,797,873
August 1 - August 31	—	—	—	90,797,873
September 1 - September 30	545,214	53.71	545,214	61,514,429
Total	545,214	$53.71	545,214	$61,514,429
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
ITEM 5 — OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the quarter ended September 30, 2026, none of the Company’s directors or executive officers adopted, modified, or terminated any contract, instruction, or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
Retention Equity Award
On October 30, 2026, the Compensation Committee of the Board of Directors of FB Financial Corporation (the “Company”) unanimously approved a retention equity award to Christopher Holmes and Michael Mettee, the Company’s President & Chief Executive Officer and Chief Financial & Operating Officer respectively, consisting of a performance share unit award with a target grant date value of $4,100,000 and $2,500,000 (the “Retention PSU Award”) respectively. The Retention PSU Awards will vest in January 2032 based on the Company’s total shareholder return relative to the Company's Comparator Group over the performance period beginning January 1, 2027 and ending December 31, 2031, subject to Mr. Holmes and Mr. Mettee’s continued employment with the Company through the end of the performance period. The retention equity award is intended to support the long-term retention of Mr. Holmes and Mr. Mettee and was developed after consideration of input from the Committee’s independent compensation consultant.
In the event Mr. Holmes or Mr. Mettee’s employment terminates due to death or Disability (as defined in the applicable award agreement), the Retention PSU Award will vest on a prorated basis based on actual performance through the date of termination. In the event of a Change in Control (“CIC”) (as defined in the applicable award agreement), the Retention PSU Award will convert into time-based restricted stock units based on the greater of (i) target performance or (ii) actual performance measured through the CIC. The converted restricted stock units will vest on the earlier of (a) the end of the original performance period or (b) a qualifying termination of employment following the CIC. In the event of any other termination of employment, the unvested portion of the Retention PSU Award will be forfeited.

ITEM 6—EXHIBITS
The exhibits listed on the accompanying Exhibit Index are filed, furnished or incorporated by reference (as stated therein) as part of this Report.
EXHIBIT INDEX

Exhibit Number	Description
2.1
Agreement and Plan of Merger, dated as of March 31, 2025, by and between FB Financial Corporation and Southern States Bancshares, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K (File No. 001-37875) filed on March 31, 2025)

3.1
Amended and Restated Charter, as amended for SEC filing purposes only (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2024 (File No. 001-37875) filed on February 25, 2025)

3.2
Amended and Restated Bylaws of FB Financial Corporation (incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 (File No. 001-37875) filed on November 14, 2016)

4.1
Registration Rights Agreement by and between FB Financial Corporation and James W. Ayers, dated September 15, 2016 (incorporated by reference as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 (File No. 001-37875) filed on November 14, 2016)

4.2
Subordinated Indenture, dated as of September 24, 2026, between FB Financial Corporation and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-37875) filed on September 24, 2026)

4.3
First Supplemental Indenture, dated as of September 24, 2026, between FB Financial Corporation and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 001-37875) filed on September 24, 2026)

4.4
Form of 6.625% Fixed-to-Floating Rate Subordinated Note due 2036 (included in Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 001-37875) filed on September 24, 2026, and incorporated herein by reference)

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

FB Financial Corporation

/s/ Michael M. Mettee
November 2, 2026	Michael M. Mettee Chief Financial Officer & Chief Operating Officer (Principal Financial Officer)

/s/ Lynn J. Joyce
November 2, 2026	Lynn J. Joyce Chief Accounting Officer (Principal Accounting Officer)